Form 10-Q
period 2021-09-30
MELI Kaszek Pioneer Corp
filed 2021-11-09
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

__________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-40847

__________________

MELI Kaszek Pioneer Corp

(Exact name of Registrant as specified in its Charter)

__________________

Cayman Islands	98-1607040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

78 SW 7th Street

Individual Office No. 07-156

Miami, Florida 33130

(Former Address) (Zip Code)

(+598) 2927-2770

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

__________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value	MEKA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐

As of November 9, 2021 there were 29,725,000 Class A ordinary shares, $0.0001 par value per share, and 12,739,286 Class L ordinary shares, $0.0001 par value per share.

MELI KASZEK PIONERR CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Part I - Financial Information		1
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statement of Operations for the three-month period ended September 30, 2021 and the period from May 27, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholders’ Deficit for the three month-period ended September 30, 2021 and the period from May 27, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from May 27, 2021 (inception) through September 30, 2021	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

Part II - Other Information		19
Item 1.	Legal Proceedings.	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	Mine Safety Disclosures.	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	21

Signatures		22

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MELI KASZEK PIONEER CORP

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

Assets
Cash	$4,005,780
Deferred offering costs	897,361
Total current assets	4,903,141
Restricted cash	5,750,000
Total assets	$10,653,141

Liabilities and Shareholders’ Deficit
Accrued offering costs	$588,765
Promissory note - related party	300,000
Prepaid stock subscription	9,750,000
Total current liabilities	10,638,765
Class L ordinary shares derivative liabilities	55,875,310
Total noncurrent liabilities	55,875,310
Total liabilities	66,514,075

Shareholders’ Deficit
Class A common stock, $0.0001 par value; 464,000,000 shares authorized; none issued or outstanding	—
Additional paid-in capital	—
Accumulated deficit	(55,860,934)
Total Shareholders’ Deficit	(55,860,934)
Total Liabilities and Shareholders’ Deficit	$10,653,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months Ended September 30,	Inception-to-Date September 30,
	2021	2021
Formations costs	$—	$(10,624)
Loss from operations	—	(10,624)
Change in fair value of derivative liabilities	(893,835)	(893,835)
Financing expense on derivative liabilities	(54,956,475)	(54,956,475)
Loss before income tax expense	(55,850,310)	(55,850,310)
Net loss	$(55,850,310)	$(55,860,934)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Ordinary Shares subject to possible redemption		Class A Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance as of May 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net loss during the period	—	—	—	—	—	(10,624)	(10,624)
Balance as of June 30, 2021	—	$—	—	$—	$—	$(10,624)	$(10,624)
Net loss during the period	—	—	—	—	—	(55,850,310)	(55,850,310)
Balance as of September 30, 2021	—	$—	—	$—	$—	$(55,860,934)	$(55,860,934)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(55,860,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	893,835
Financing expense on derivative liabilities	54,956,475
Changes in operating assets and liabilities:
Accrued offering costs	10,624
Net cash used in operating activities	—
Cash flows from Financing activities:
Proceeds from issuance of promissory payable - related party	300,000
Proceeds from issuance of Class L ordinary shares to Sponsor	25,000
Payments on deferred offering costs included in accrued expenses	(319,220)
Prepaid stock subscription	9,750,000
Net cash provided by financing activities	9,755,780

Net change in cash and cash equivalents and restricted cash	9,755,780
Cash and cash equivalents and restricted cash, beginning of the period	—
Cash and cash equivalents and restricted cash, end of the period	$9,755,780

Supplemental disclosure of noncash financing activities:
Deferred offering costs	$578,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 — Organization and Business Operations

MELI Kaszek Pioneer Corp (the “Company”) is a Cayman Islands exempted company structured as a blank check company incorporated in the Cayman Islands on May 27, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations nor generated any revenues. All activity for the period from May 27, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the preparation for the Initial Public Offering (“IPO” or “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of gain on investment (net), dividends and interest on cash (excluding $4,005,780 held outside the Trust Account) held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), a Cayman Islands limited liability company.

The registration statement for the Company’s IPO was declared effective on September 28, 2021. On October 1, 2021, the Company consummated the IPO of 28,750,000 Class A ordinary shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 Class A ordinary shares, at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 975,000 Private Placement Shares, at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000, which was received prior to the consummation of the IPO as discussed in Note 4.

On September 30, 2021, the transaction costs of the IPO amounted to $897,361. Subsequent to September 30, 2021 and upon the consummation of the IPO, the total transaction costs totaled $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs.

Following the closing of the IPO on October 1, 2021, $287,500,000 ($10.00 per share) from the net offering proceeds of the sale of the Shares in the IPO and the sale of the Private Placement Shares was placed in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their shares of Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering and subsequently accreted to redemption value, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within such 24-month period from the closing of the Initial Public Offering or during any Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, there is no assurance that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete the initial Business Combination, and a public shareholder would receive such lesser amount per share in connection with any redemption of the public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus (the "COVID-19 outbreak"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty or its inability to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $4,005,780 in cash held outside of the Trust Account and working capital of $4,014,376 (not taking into account any tax obligations as well as the prepaid stock subscription).

The Company’s liquidity needs, prior to the consummation of the IPO, were satisfied through the proceeds of $25,000 from the sale of its Class L ordinary shares (the “Founder Shares”). Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement Shares held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The results from inception to September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of September 30, 2021, there were no cash equivalents.

The Company’s restricted cash consists of cash held in the Trust Account that the Company is contractually obligated to maintain in accordance with the terms of the underwriting agreement. As of September 30, 2021, the Company had $5,750,000 in cash held in the Trust Account. This was a result for the Company receiving $9,750,000 on September 30, 2021, for prepayment of 975,000 Private Placement Shares at a price of $10.00 per share, to be available to purchase at the closing of the IPO.

The following table provides a reconciliation of cash and restricted cash to amounts shown in the statement of cash flows:

September 30, 2021
Cash	$4,005,780
Restricted cash	5,750,000
Total cash and restricted cash	$9,755,780

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders' equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Founder Shares

The Company accounts for the Founder Shares as equity linked instruments. Based on the guidance in ASC 815, certain adjustments to the settlement amount of the Founder Shares are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40. The Founder Shares are recorded as liabilities as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs consist of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A ordinary shares or the statement of operations based on the relative value of the Class A ordinary shares to the proceeds received from the shares sold upon the completion of the IPO.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820 approximates the carrying amounts represented in the balance sheet.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis

•Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active

•Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets as of September 30, 2021 were deemed immaterial.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – debt with conversion and other options (sub-topic 470-20) and derivatives and hedging – contracts in entity’s own equity (sub-topic 815-40): accounting for convertible instruments and contracts in an entity’s own equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is applicable for fiscal years beginning after December 31, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance. The Company early adopted ASU 2020-06 and it did not have an impact on the Company’s financial statements.

The Company has considered all other new accounting standards and has concluded that there are no other new standards that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Note 3 — Initial Public Offering

On October 1, 2021, the Company consummated its IPO of 28,750,000 Class A ordinary shares (including 3,750,000 Class A ordinary shares pursuant to the underwriters’ exercise in full of the over-allotment option) at a purchase price of $10.00 per ordinary share, generating gross proceeds of $287,500,000.

Note 4 — Private Placement Shares

On September 30, 2021, the Company received a total of $9,750,000 for prepayment of 975,000 Private Placement Shares at a price of $10.00 per share, to be available to purchase at the closing of the IPO and is recorded as a prepaid stock subscription in the accompanying balance sheet. On October 1, 2021 the Company consummated the IPO and issued the related 975,000 Private Placement Shares.

A portion of the proceeds from the Private Placement Shares was deposited as restricted cash account into the Trust Account and the remainder into a separate cash account.

The Private Placement Shares will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Company does not complete a Business Combination the Private Placement Shares will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

During 2021, the Sponsor paid $25,000 on behalf of the Company to cover Company expenses in consideration for 12,739,286 shares of Founder Shares. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 30% of the ordinary shares at the closing of the IPO.

The Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company amended and restated memorandum and articles of association (as defined below) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of this offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO or during any Extended Period, although they will be entitled to liquidating distribution from the Trust Account with respect to any public shares they hold if the Company fails to complete an initial Business Combination within such time period. If the Company submits an initial Business Combination to the Company’s public shareholders for a vote, the Company’s initial shareholders have agreed to vote their Founder Shares, their Private Placement Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

On September 10, 2021, the Company amended its memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). Our Amended and Restated Memorandum and Articles of Association provide that the holders of the Founder Shares have the right to vote on the appointment of directors. Holders of the public shares are not entitled to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands prior to consummation of our initial Business Combination.

The Sponsor has agreed not to transfer, assign or sell (i) any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) eighteen months after the completion of the initial Business Combination, (B) subsequent to the initial Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $13.00 per share (as adjusted for share sub-divisions, share dividends, right issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (C) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion of any founder shares will not be subject to such restrictions on transfer.

Our Amended and Restated Memorandum and Articles of Association provide that the Founder Shares will convert into Class A ordinary shares after the initial Business Combination, only to the extent the trading price of the public shares exceeds certain market price thresholds after the initial Business Combination and before the fifth anniversary of the initial Business Combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares would equal, in the aggregate on an as-converted basis, would represent 10%, 20% or 30% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Founder Shares, plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) forward purchase shares, based on whether the Class A ordinary shares trade at or above $10.00, $15.00 and $20.00 per share, respectively, for any 20 trading days within a 30-trading day period.

In addition, in the event of any liquidation, merger, share exchange, reorganization or other similar transaction is consummated after our initial Business Combination (“Strategic Transaction”) that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, then, immediately before the consummation of such Strategic Transaction, all of the then-outstanding Founder Shares will automatically convert into Class A ordinary shares, contemporaneously with the closing of such Strategic Transaction, at a ratio such that the aggregate number of Class A ordinary shares issuable upon conversion of all founder shares (including the Founder Shares) in the aggregate on an as-converted basis, would represent no more than 30% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Founder Shares, plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) forward purchase shares.

All Founder Shares that have not been converted to Class A ordinary shares on the fifth anniversary of our initial Business Combination will be exchanged on such date, at the Company’s election, for an aggregate for all such Founder Shares of either (i) 100 Class A ordinary shares or (ii) cash, in an amount equal to the value of 100 Class A ordinary shares, based on the average market price of Class A ordinary shares over the period of five trading days ending two trading days before the date of exchange.

The Company accounts for the Founder Shares as equity linked instruments. Based on the guidance in ASC 815, certain adjustments to the settlement amount of the Founder Shares are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40. The Founder Shares are recorded as liabilities as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of January 31, 2022, or the closing of the IPO. As of September 30, 2021, the Company had borrowed $300,000 under the promissory note, which was repaid on October 5, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per shares at the option of the lender. Such shares would be identical to the private placement shares. As of September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that will provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services.

Forward Purchase Agreement

On October 1, 2021, and in connection with the IPO, the Company entered into a Forward Purchase Agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company 5,000,000 forward purchase shares (the “Forward Purchase Shares”), at a price of $10.00 per Forward Purchase Share, for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of an initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by public shareholders. The Class A ordinary shares issuable pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares sold in the IPO, except that the Sponsor will have certain registration rights, and the Class A ordinary shares will not be eligible for redemption in connection with an initial Business Combination.

Note 6 — Derivative Financial Instruments

Class L Founder Shares

The Founder Shares are accounted for as a liability in accordance with ASC 815 and presented as a derivative liability on the balance sheet. The derivative liability was measured at fair value as of September 10, 2021 and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs into the Monte-Carlo simulation model for Founder Shares were as follows on the date of issuance and as of September 30, 2021:

Input	September 10, 2021	September 30, 2021
Risk-free interest rate	1.01%	1.13%
Expected term	6.31 years	6.25 years
Expected volatility	17.2%	17.7%
Stock price	$10.00	$10.00
Dividend yield	0.0%	0.0%

The following table presents a summary of the changes in the fair value of the Founder Shares liability, a Level 3 liability, measured on a recurring basis, as of September 30, 2021:

Class L Founder Shares Derivative Liability
Fair value of Class L Founder Shares, September 10, 2021	$54,981,475
Changes in fair value during the period	893,835
Fair value of Class L Founder Shares, September 30, 2021	$55,875,310

The following presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Class L ordinary shares	$—	$—	$55,875,310	$55,875,310
Total	$—	$—	$55,875,310	$55,875,310

Note 7 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Shares and private placement shares that may be issued upon conversion of working capital loans have registration rights that require us to register a sale of any of our securities held by them (in the case of the Founder Shares, only after conversion to our Class A ordinary shares) pursuant to a registration rights agreement signed at the closing of the Initial Public Offering (the “Registration Rights Agreement”). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional ordinary shares to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On September 29, 2021, the underwriters exercised their over-allotment option in full, which was subject to the consummation of the IPO and the related issuance of the shares. Pursuant to the underwriting agreement, the underwriters are entitled to a deferred fee of $0.35 per ordinary share, or $10,062,500.

Investment Management Trust Agreement

In connection with the Initial Public Offering, the Company entered into an investment management trust agreement pursuant to which a portion of the proceeds of the Initial Public Offering and the sale of the Private Placement Shares were delivered and are to be held in the Trust Account for the benefit of the Company and the holders of the shares issued in connection with the Initial Public Offering.

Additionally, upon the closing of the IPO, the Company paid $5,750,000 to the underwriters for underwriting discounts and commissions.

Note 8 — Shareholders’ Equity (Deficit)

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, no preferred shares were issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 464,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements was issued. Based upon this evaluation, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement, other than those disclosed below:

On October 1, 2021, the Company consummated the IPO of 28,750,000 shares, which includes the exercise in full of the underwriters’ option, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 975,000 Private Placement Shares, at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000.

On October 1, 2021, the Company entered into an agreement that will provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services.

On October 1, 2021, and in connection with the IPO, the Company entered into a Forward Purchase Agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company 5,000,000 forward purchase shares (the “Forward Purchase Shares”), at a price of $10.00 per Forward Purchase Share, for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of an initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by public shareholders. The Class A ordinary shares issuable pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares sold in the IPO, except that the Sponsor will have certain registration rights, and the Class A ordinary shares will not be eligible for redemption in connection with an initial Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to MELI Kaszek Pioneer Corp, references to our “management” or our “management team” refer to our officers, references to the “Sponsor” refer to MELI Kaszek Pioneer Sponsor LLC, a Cayman Islands limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of the Company’s final prospectus for our Initial Public Offering (defined below) filed with the Securities and Exchange Commission (the “SEC”) and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on May 27, 2021 under the laws of the Cayman Islands and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to effectuate our initial Business Combination (the “Business Combination”) using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the cash from the private placement of the private placement shares (as defined below) (pursuant to the Private Placement Shares Purchase Agreement entered into in connection with the Initial Public Offering) (the “Private Placement”), the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to the forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreements”) or other forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), our capital stock, debt or a combination of cash, stock and debt.

The registration statement for our Initial Public Offering was declared effective by the SEC on September 28, 2021. On October 1, 2021, we consummated our Initial Public Offering of 28,750,000 Class A ordinary shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 975,000 shares (the “Private Placement Shares”), at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000.

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs.

Upon closing of the Initial Public Offering and the Private Placement, a total of $287,500,000 was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest to pay our taxes, none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, (ii) the redemption of our public shares if we are unable to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law, and (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial Business Combination within 24 months from the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

Business Combination. If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (as defined below), including interest earned on the funds held in the Trust Account (as defined below) and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

•may significantly dilute the equity interest of investors in the Initial Public Offering

•may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•could cause a change in control if a substantial number of shares of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•may adversely affect prevailing market prices for our Class A ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•our inability to pay dividends on our Class A ordinary shares;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2021, we had not commenced any operations nor generated any revenues. All activity for the period from May 27, 2021 (inception) through September 30, 2021 relates to our formation and the preparation for the Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in the Trust Account (as defined below). We expect to incur increased expenses, as compared to the period before our Initial Public Offering, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period ended September 30, 2021, we had a net loss of $55,860,934, consisting of formation costs and the impact of the valuation of the derivative liabilities associated with the Company’s Class L ordinary shares, par value $0.0001 per shares (the “Founder Shares”).

Liquidity and Capital Resources

As of September 30, 2021, we had $4,005,780 in cash held outside of our Trust Account.

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through a capital contribution of our Sponsor of $25,000 for the Founder Shares, and a loan available to us of $300,000 by our Sponsor under an unsecured promissory note, of which the Company had drawn down $300,000 as of September 30, 2021.

On October 1, 2021, we consummated our Initial Public Offering of 28,750,000 Class A ordinary shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 Class A ordinary shares at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 975,000 Private Placement Shares, at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000.

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs.

Upon closing of the Initial Public Offering and the Private Placement, a total of $287,500,000 was placed in the Trust Account. The proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

Upon closing of the Initial Public Offering, we had cash outside our Trust Account of $4,005,780 and had working capital of $4,014,376 (not taking into account any tax obligations). All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting discounts and commissions) and the proceeds from the sale of the forward purchase shares, to complete our initial Business Combination. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds following the sale of the Private Placement Shares in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust

Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the Founder Shares, Private Placement Shares and private placement shares that may be issued upon conversion of working capital loans have registration rights that require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A ordinary shares) pursuant to a registration rights agreement at the closing of the Initial Public Offering (the “Registration Rights Agreement”). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

Pursuant to the Forward Purchase Agreements, we agreed that we will use our commercially reasonable efforts to file within 30 calendar days after the closing of our initial Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares (as defined below) owned by our Sponsor or the forward transferees, respectively, and use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after such completion.

However, the Registration Rights Agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, any Class A ordinary shares issuable upon conversion thereof and the forward purchase shares, until the earlier of (A) eighteen months after the completion of our initial Business Combination, or (B) subsequent to our initial Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $13.00 per share (as adjusted for share sub-divisions, share dividends, right issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (C) following the completion of our initial Business Combination, such future date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement shares, 30 days after the completion of our initial Business Combination. We will bear the costs and expenses of filing any such registration statements.

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that will provide that, subsequent to the closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services.

Forward Purchase Agreements

In connection with the Initial Public Offering, we entered into the Forward Purchase Agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company 5,000,000 forward purchase shares (the “Forward Purchase Shares”), at a price of $10.00 per Forward Purchase Share, for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of an initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by public shareholders. The Class A ordinary shares issuable pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares sold in the Initial Public Offering, except that the Sponsor will have certain registration rights, as described herein, and the Class A ordinary shares will not be eligible for redemption in connection with an initial Business Combination.

Underwriting Agreement

Upon the closing of the Initial Public Offering we paid $5,750,000 (accounting for the exercise of the underwriters’ over-allotment option in full) to the underwriters for underwriting discounts and commissions. Additionally, the underwriters are entitled to a deferred fee of $10,062,500 (accounting for the exercise of the underwriters’ over-allotment option in full), which will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Financing Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Founder Shares

The Founder Shares are accounted for as a liability in accordance with ASC 815 and presented as a derivative liability on the balance sheet. The derivative liability was measured at fair value as of September 10, 2021 and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The inputs used as of September 30, 2021 were as follow: risk free rate of 1.13%; expected term of 6.25 years; expected volatility of 17.7% and stock price of $10.00.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – debt with conversion and other options (sub-topic 470-20) and derivatives and hedging – contracts in entity’s own equity (sub-topic 815-40): accounting for convertible instruments and contracts in an entity’s own equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is applicable for fiscal years beginning after December 31, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance. The Company early adopted ASU 2020-06 and it did not have an impact on the Company’s financial statement.

The Company has considered all other new accounting standards and has concluded that there are no other new standards that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Co-Chief Executive Officers, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Co-Chief Executive Officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on September 22, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 1, 2021, we consummated our Initial Public Offering of 28,750,000 shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares at $10.00 per share. Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 975,000 Private Placement Shares, at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000.

The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-259473). The SEC declared the registration statement effective on September 28, 2021.

The Private Placement Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Shares are identical to the Class A ordinary shares sold in the Initial Public Offering, except that (x) the Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions, (y) as long as the Private Placement Shares are held by our Sponsor or its permitted transferees, the Private Placement Shares will not be redeemable by us and (z) the Private Placement Shares are entitled to registration rights.

Of the gross proceeds received from the Initial Public Offering and the sale of Private Placement Shares, $287,500,000 was placed in the Trust Account.

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELI KASZEK PRIONEER CORP

Date: November 9, 2021	By:	/s/ Hernan Kazah
	Name:	Hernan Kazah
	Title:	Co-Chief Executive Officer

Date: November 9, 2021	By:	/s/ Pedro Arnt
	Name:	Pedro Arnt
	Title:	Co-Chief Executive Officer