Form 10-K
period 2021-12-31
MELI Kaszek Pioneer Corp
filed 2022-02-17
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(+598) 2-927-2770

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

__________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value	MEKA	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐

The Registrant was not a public company at June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The Registrant’s Class A ordinary shares began trading on Nasdaq on September 29, 2021.

As of February 17, 2022 there were 29,725,000 Class A ordinary shares, $0.0001 par value per share, and 12,739,286 Class L ordinary shares, $0.0001 par value per share, issued and outstanding.

MELI KASZEK PIONERR CORP

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to MELI Kaszek Pioneer Corp, a special purpose acquisition company incorporated on May 27, 2021 as a Cayman Islands exempted company. References to our “Sponsor” or “sponsor” refer to MELI Kaszek Pioneer Sponsor LLC. References to our “Initial Public Offering” or “IPO” refer to the initial public offering of MELI Kaszek Pioneer Corp, which closed on October 1, 2021 (the “Closing Date”). References to our “Initial Shareholders” refer to holders of our founder shares. References to “public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares. References to “Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time. References to “founder shares” are to Class L ordinary shares, $0.0001 par value per share, initially purchased by our Sponsor in a private placement prior to the IPO, and the Class A ordinary shares issued upon the conversion thereof as described herein. References to “management” or our “management team” are to our directors and officers. References to “ordinary shares” are to our Class A ordinary shares. References to “MELI” refer to MercadoLibre, Inc. and references to “Kaszek” refer to Kaszek Ventures family of venture funds, including Kaszek Opportunity II, L.P., an affiliate of our Sponsor.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

ITEM 1. BUSINESS

Overview

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

The Company’s sponsor is MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), a Cayman Islands limited liability company.

The registration statement for the Company’s IPO was declared effective on September 28, 2021. On October 1, 2021, the Company consummated its IPO of 28,750,000 Class A ordinary shares (the “Class A ordinary shares”), which included the exercise in full of the underwriters’ option to purchase an additional 3,750,000 Class A ordinary shares, at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 975,000 of the Company’s Class A ordinary shares, par value $0.001 (the “Private Placement Shares”), at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000.

Following the closing of the IPO on October 1, 2021, $287,500,000 ($10.00 per share) from the net offering proceeds of the sale of the Class A ordinary shares in the IPO and the sale of the Private Placement Shares was placed in a trust account (“Trust Account”) and are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering and subsequently accreted to redemption value, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Our Sponsor

Our Sponsor is jointly owned by MELI and Kaszek. MELI is the largest Latin American technology company by market capitalization as of the date of December 31, 2021 and a regional leader in commerce and fintech, and Kaszek is the largest early-stage, technology focused venture capital manager in Latin America. MELI and Kaszek have joined forces to make MELI Kaszek Pioneer a powerful proposition for leading private tech companies in the region.

We believe that MELI Kaszek Pioneer Corp offers potential targets unique expertise through the joint capabilities of MELI and Kaszek, their proven ability to work together to drive successful results and access to the combined knowledge of each organization. MELI and Kaszek teams share a common vision, and each has a track record in identifying and growing start-ups and leading them to become successful publicly-traded companies. MELI has been a listed company for 15 years.

The two firms and their respective teams have maintained a very close relationship during the last two decades, including successfully leading venture capital investments together, such as DigitalHouse (where Angel Uribe, our Chief Investment Officer, was also an active board member) and Warren. Our management believes that this mutual trust will result in fluid and expedited decision making in the search for an initial Business Combination.

MELI and Kaszek, both individually and as organizations, have been at the center of the development of the large and growing digital economy in the region over the last two decades. We believe much of the evolution that is seen today in the sector can be traced back to either MELI, Kaszek or both. They have served as an inspiration for the newer generations of entrepreneurs, have been a source of talent to feed the market with capable professionals, have provided financial resources to foster the region’s technological evolution, and have created and helped other founders to create compelling technology-based solutions that have democratized and unlocked transformational efficiencies across key industries. This transformation in turn has fostered entrepreneurship and social mobility, which we believe in the long run will lead to an improvement in overall socioeconomic conditions throughout Latin America.

MELI, Kaszek and our management team have complementary skill sets. The MELI platform is positioned to propel potential targets by leveraging new or existing business relationships and adjacencies, as well as offering valuable knowledge on public company governance; while Kaszek brings deal execution capabilities, unique market insights and connectivity across the region. MELI and Kaszek also share core cultural values: an entrepreneurial mindset, a passion for technology and innovation, and a deep commitment to creating significant value through long-term focus and building trusted relationships with partners.

MELI and Kaszek have both consistently been preferred channels for leading international investors to access the attractive tech ecosystem and growth dynamics in Latin America. Both institutions have significant value-creation track records, having generated over $150 billion in total equity value appreciation, based on MELI’s current market capitalization as well as Kaszek’s exited investments and the most recent valuations for its current portfolio companies. We believe that this strong performance and the reputation it has fostered with investors, will allow MELI Kaszek Pioneer to accelerate the positive trend of increasing access to capital and know-how for tech startups in the region, further closing the gap of under-capitalization compared to more developed regions.

Market opportunity

Latin America is a very attractive and sizeable economy, with approximately 650 million people, a $4.2 trillion GDP and high growth and economic development potential.

The region has experienced a digital transformation over the last decades, similar in many ways to the U.S. experience but also positively reinforced by that market’s developments, driven by innovators and disruptors, such as MELI and Kaszek, our management team and Kaszek’s portfolio companies. This transformation has coincided with attractive demographics, with a young population that is highly receptive to technology and that adopts new technology fast. Smartphone penetration in Latin America is expected to reach 74% of the population by 2022, from 69% in 2019, while internet penetration currently stands at 72% of population compared to 55% globally according to Statista and Internet World Stats. This favorable digitalization trend has been further accelerated by the effects of the COVID-19 pandemic.

In the last two decades, there has been significant disruption in Latin America across key sectors of everyday life, including retail, financial services, logistics, education and healthcare, and we believe this has fostered social mobility and improved overall socioeconomic conditions. Specific examples of this disruptive trend include the e-commerce and fintech sectors, where MELI and some of Kaszek’s portfolio companies have been at the forefront. According to E-Marketer, in Latin America, the retail e-commerce sales sector has grown at an 21.7% CAGR in US dollar terms in the 2018-2021 period, and its penetration as a percentage of total retail sales has increased from 3.5% to 6.2% over the same period.

Aspirational success stories such as MELI and sustained venture capital activity, both from regional firms such as Kaszek and global firms including many of Kaszek’s co-investors, have been instrumental to the development of private tech companies that have surfaced in the region. Venture capital investments into the technology sector in Latin America have been consistently increasing in recent years, growing at a 47% CAGR in the 2015-2020 period, according to Statista. We believe this has been a consequence of various elements that have positively reinforced each other, including:

-	Sustained high growth of the leading disruptors, which has led to increasing needs for growth capital;

-	Highly attractive new companies continuing to emerge at an accelerated pace across verticals, presenting new opportunities for investors; and

-	Successful performance of venture capital pioneers, such as Kaszek, attracting both new market participants and higher amounts of capital into incumbent firms.

All of these positive drivers have led to a multiplication of “unicorns,” startup companies in Latin America that achieved a valuation of over $1 billion in a fundraise, M&A transaction or equity offering, from only four in 2016 to more than 30 today, and more companies reaching valuations of $500 million or more.

Many of these investments are currently entering into a maturing phase for the private market and could potentially start to be impacted by the relative lack of permanent capital in the region. In this context, an initial public offering would allow these leading disruptors to expand their funding sources and access to capital while improving their visibility both regionally and globally. However, initial public offering activity for the sector has so far been relatively limited compared to the private market’s development, to some extent as a result of the limitations that local capital markets present for high-growth tech companies.

Tech founders in the region see the United States as their aspirational listing venue as a result of the following elements among others:

-

Highly successful precedents of U.S.-listed tech companies to date: including MELI, Globant, Stone, XP, PagSeguro, Arco, Nubank and DLocal. These companies have delivered high returns in U.S. dollar terms and outperformed relevant market benchmarks.

-

Presence of most of their relevant global comparables in that market: we believe this has been one of the factors that has allowed MELI’s trading multiples to increase by over 10 times in the last decade, converging towards those of its world-class global peers.

-	Tech-savviness of the investor base: including investors that have already entered into some of the leading private tech companies in the region in the context of their most recent financing rounds.

-

Deeper liquidity pools: The U.S. market has issuance levels greater than the Latin American market as reflected by the aggregate number of IPOs and follow-on offerings in the last three years (3,173 vs 192, respectively(1)). Additionally, when comparing the aggregate market capitalization of both markets, the U.S. market is preferred considering its total market capitalization of $59.68 trillion vs $1.46 trillion in Latin America(2).

(1)

Considers U.S. listed only IPOs and follow-on offerings with an aggregate value over $50 million for the United States and Latin American listed only IPOs and follow-on offerings with an aggregate value over $50 million as of January 1, 2018.

(2)

Considers the NYSE Composite and NASDAQ Composite indices for the United States and Argentina’s Merval, Brazil’s BOVESPA, Chile’s IPSA, Colombia’s COLCAP, Mexico’s MEXBOL and Peru’s S&P/BVL indices for Latin America as of June 30, 2021.

We believe that the Latin America technology sector is at the onset of a new wave of disruption driven by new sources of capital and public-ready targets across industries. In this context, SPACs represent a very attractive alternative for tech companies to access the United States market and we believe our pioneering combination of the world-class leading company and investor in the region and sector provides us with a unique positioning to take advantage of this opportunity.

Our Acquisition Criteria

We will focus our disciplined search on a proprietary pipeline of targets to which we can uniquely add value through a partnership and which present most of the different elements in our core acquisition criteria, which include the below.

Category champions with massive growth potential: We believe that these companies present a combination of (i) focus on a large addressable market with favorable tailwinds and demonstrated ability to deliver growth, organically and / or inorganically, (ii) proven disrupting business models, having created a product or service that has displaced incumbents and being uniquely poised for further innovation and growth and (iii) sustainable market dominance, with a demonstrated competitive advantage supported by key elements such as a differentiated and identifiable technology, product offering and strong brand. The MELI and Kaszek teams have a unique understanding of what it takes to become such a company, having founded MELI and led it to become a world-class technology player and having identified early on the companies that are following in MELI’s footsteps and leading the second wave of technology disruption in the region, such as Nubank, Kavak, QuintoAndar, Creditas and MadeiraMadeira.

World-class and reliable founders: Latin America has consistently produced high-quality innovative entrepreneurs, which we believe have been one of the key factors behind the digital revolution experienced by the region. We believe we are uniquely positioned to identify, attract, and help develop the most successful founders in the market, given our Sponsor’s highly aspirational brands and the relevant element of founder to founder recognition. MELI’s founder-led management has arguably represented the best-in-class team in the region, with continuous world-class execution and outstanding innovation. Additionally, Kaszek has a proven track record of identifying winning technology trends and partnering with the most successful entrepreneurs, having closely witnessed the evolution of most founders and teams since early stages and thus getting a unique sense of who have the potential to be the most consistent and reliable ones.

Readiness to excel in public markets: We will look for targets that are ready to benefit from becoming a public company as well as capitalize on our combined experience in sourcing financing and navigating public markets. This universe includes targets that have either achieved, or are well on track to achieve, sound financial performance and consistent value creation for their shareholders. Our team has a first-hand understanding of the intricacies of listing a Latin American company in the U.S. market, having led the initial public offering of one of the largest public companies in the region, MELI. Moreover, our team also has a unique understanding of what it takes to successfully and consistently perform in the public markets. Separately, Kaszek has a proven track record of supporting founders and their teams evolve into world-class executives, helping companies to attract the most demanding institutional capital in the world and closely guiding companies from their early days until they are public-ready.

Positive social and environmental impact and values that are consistent with our Sponsor: We are deeply inspired by the mission behind MELI’s foundation, “Democratize commerce and financial access,” which was then widely reflected in Kaszek’s investment track record. We will target companies that have demonstrated that it is possible to leverage innovation and entrepreneurial vocation to tackle the main structural challenges in Latin America, including social inequality, financial inclusion, access to health and education, jobs creation and general high transaction inefficiencies. In a region that has historically struggled with long-term economic growth, we believe the technology-enabled sector is uniquely poised to deliver positive and tangible impact, leading the way toward sustainable development.

Value Creation Capabilities

Our objective is to become the best strategic partner for a founder-led and high growth tech disruptor by entering into a long-term relationship that will allow it to fully leverage our Sponsor’s diverse skill sets and businesses. We believe we can have a significant transformational effect on partner companies, improving our target’s value proposition, allowing it to gain market share and thus taking it to the next level of growth. We believe this will in turn lead to significant value creation for all stakeholders.

First and foremost we believe MELI Kaszek Pioneer Corp aggregates MELI’s and Kaszek’s experience, know-how and access to the Latin American technology ecosystem, which provides a distinctive ability to identify long-term leading technology companies.

Additionally, we believe we have the potential to unlock further value in our target through partnerships with the MELI ecosystem. We believe MELI’s leading comprehensive technology ecosystem in the region can provide immediate growth to drive economies of scale and improve unit economics. We envision different opportunities to materialize synergies:

Companies integrated with MELI’s supply chain ecosystem: Targets that provide products and services that are adjacent to MELI’s business and that may thus benefit from deeper commercial relationships and piggyback on the company’s sustained growth. These would include targets in sectors such as logistics, payments infrastructure, EdTech and enterprise software, among others.

Companies benefiting from MELI’s distribution and market intelligence: Targets that could deliver complementary solutions to MELI’s current offering. These would include targets in sectors such as PropTech, mobility and delivery, AdTech and gaming, among others.

Companies offering solutions that may bundle with MELI’s existing products and services: Targets that together with MELI could jointly maximize coverage across MELI’s core business categories. These would include targets in sectors such as Fintech, namely specialty lending, e-commerce and marketplaces, among others.

Companies that stand ready to benefit from unique best-practice-sharing agreements: These could encompass technology, marketing, human resources, finance, risk management and governance, among other areas.

Finally, we believe there are further synergies with the organizations of MELI and Kaszek that go beyond business development opportunities but that nonetheless can be of great value to potential targets:

Extensive operational alpha and investing experience: MELI’s and Kaszek’s operations reflect top standards of excellence. Together they represent a unique combination that will allow us to offer bespoke support to potential targets, to successfully identify and implement value enhancing initiatives, and to help develop and train the target’s different teams, if required.

Unparalleled reputational endorsement: Association with MELI and Kaszek will strengthen the target’s public image and brand recognition.

Growth acceleration through ecosystem-building and regional expansion: A target currently focused on a few core geographies or one vertical and a few products and services could further enhance its growth track record by leveraging MELI’s and Kaszek’s broad regional footprint and proven track record creating integrated and synergistic platforms to expand into other markets and verticals.

Deep local and global connectivity: A target could leverage MELI’s and Kaszek’s combined ecosystem of local and global networks, including world-class institutional investors, founders and management teams of public and private companies, which will facilitate potential new partnerships.

Alignment with our investors and target

In addition to the unique proposition that our Sponsor and its affiliates represent for the SPAC market and the technology sector in Latin America, we believe MELI Kaszek Pioneer Corp’s structure differentiates us from other SPACs in Latin America and globally and aligns incentives better than a typical blank check company.

Key Terms	Conventional SPAC	MEKA	MEKA Enhancements
Sponsor Set-Up

•Most SPACs have a single sponsor, which typically is either a financial sponsor or individuals

•For corporate and financial sponsor-backed SPACs, sponsor can be either the company or fund vs. the management team or the general partners

		•Sponsored by MELI and Kaszek, at the corporate and fund level, respectively	✓Unique combined sponsorship, which we believe will position us favorably to unlock value ✓Alignment of interest and institutional support from both MELI and Kaszek

Promote	•20% of the ordinary shares issued and outstanding upon the consummation of the offering •All founder shares vest upon business combination, no performance-based test

•No founder shares issued upon business combination and if stock price does not trade at $10 for 20 of 30 trading days

•Class L founder shares will vest in three equal tranches at $10, $15 and $20 per share (prior to the 5-year anniversary of our initial Business Combination) for up to 30% of the sum of the total number of all public shares and Private Placement Shares issued and outstanding upon the Closing Date (including over-allotment shares and without giving effect to any redemptions of any public shares in connection with the initial Business Combination) plus the total number of founder shares issued and outstanding upon the Closing Date, subject to certain adjustments and to the sponsor’s waiver of anti-dilution rights, as described in this prospectus (1)

✓Performance-based alignment, with no guaranteed minimum economics ✓Downside and upside are shared with the target and investors ✓Vesting structure aligned with sponsors’ long-term commitment

Forward Purchase Agreement	•Typically not contemplated •If included, often structured as an “up to” commitment with “outs”	•$50 million firm commitment from our Sponsor	✓Sponsor has greater “skin in the game” ✓Reflects confidence of our Sponsors in our ability to consummate an initial Business Combination

Lock Up for Founder Shares	•12 months after business combination; or after 150 days if stock price exceeds $12.00 for 20 of 30 trading days	•18 months after business combination; or after 150 days if stock price exceeds $13.00 for 20 of 30 trading days	✓Longer lock-up aligned with sponsor’s long-term commitment

Warrants

•Public unit includes certain fraction of a warrant, which are “in the money” with a 15% increase in stock price

•Sponsor purchases warrants with at-risk capital, which have similar terms to public warrants

		•No warrants •At-risk investors will purchase the same Class A ordinary shares as public investors at $10.00 per share	✓Simplifies the transaction and results in a cleaner pro forma capital structure ✓More attractive proposition for target

(1)Class L shares also vest upon the consummation of certain strategic transactions following our initial Business Combination.

We believe MELI Kaszek Pioneer Corp’s attractive differentiating elements, as described above, will be instrumental in sourcing a best-in-class target for our business combination and thus deliver strong returns to our investors.

Our Initial Business Combination

Nasdaq rules require that our initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. If our board of directors is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Our shareholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case. Unlike initial public offerings of other special purpose acquisition companies, investors in our offering did not receive any warrants (which typically would become exercisable following completion of our initial Business Combination).

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target business or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team provides us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete a Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion that our Business Combination is fair to our Company from a financial point of view from either an independent investment banking firm or an independent accounting firm.

As more fully discussed in Item 10. Directors, Executive Officers and Corporate Governance – “Conflicts of Interest,” if any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our Corporate Information

Our executive offices are located at 78 SW 7th Street, Individual Office No. 07-156, Miami, Florida 33130 and our telephone number is + 598 2927 2770. We maintain a corporate website at www.melikaszek.com.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700,000,000 as of the last business day of the second fiscal quarter of that year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Our status as a smaller reporting company is determined annually. We will continue to qualify as a smaller reporting company through the following fiscal year as long as (i) the market value of our ordinary shares held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not equal or exceed $250,000,000 or (ii) our annual revenues for the most recently completed fiscal year do not equal or exceed $100,000,000 and the market value of our ordinary shares held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not equal or exceed $700,000,000. If we exceed these thresholds, we will cease to be a smaller reporting company as of the first day of the following fiscal year.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands Government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring, or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a special purpose acquisition company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed Business Combination, negatively.

Financial Position

With funds available for a business combination from the Initial Public Offering initially in the amount of $287,500,000, after payment of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of the offering, our share capital, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt instruments, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In the case of our initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing our initial Business Combination would disclose the terms of the financing and, only if required by applicable law or stock exchange listing requirements or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Business Combination

So long as we obtain and maintain a listing for our securities on Nasdaq, our initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire an interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that is owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for our initial Business Combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

•cause us to depend on the marketing and sale of a single product or limited number of products or services.

For additional risks related to us completing our business combination with only a single entity, see “Risk Factors—We may only be able to complete one business combination with the proceeds of the Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.”

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following our initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by applicable law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of business combinations we may consider and whether shareholder approval is currently required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock, shares or other equity interests of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our Business Combination if, for example:

•we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding (other than in a public offering);

•any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and the number of shares to be issued, or if the number of shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power issued and outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power issued and outstanding before the issuance in the case of any substantial security holders; or

•the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial shareholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, they are under no obligation to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (i) vote in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, the members of our management team and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, the members of our management team or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, members of our management team, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Our Sponsor, members of our management team, advisors or their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, members of our management team and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, members of our management team and/or their affiliates will be restricted from making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of our Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor and members of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of our Business Combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete our initial Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our Business Combination either (i) in connection with a general meeting called to approve our initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other reasons. So long as we obtain, and maintain, a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about our Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete our initial Business Combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of our Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of our Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of issued and outstanding shares of the company representing a majority of the voting power of all issued and outstanding shares of the company entitled to vote at such meeting. Our initial shareholders will count towards this quorum and have agreed to vote any Founder Shares and public shares held by them in favor of our initial Business Combination. For purposes of seeking approval of the majority of our issued and outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained.

We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial Business Combination. Each public shareholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete our initial Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternative business combination.

Limitation on Redemption upon Completion of our initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the offering, which we refer to as the “Excess Shares,” without our prior consent. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our public shareholders’ ability to redeem to no more than 15% of the shares sold in the offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our public shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve our Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on our Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on the business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise their redemption rights. After the initial Business Combination was approved, the company would contact such shareholder to arrange for them to deliver their certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial Business Combination during which they could monitor the price of the company’s shares in the market. If the price rose above the redemption price, they could sell their shares in the open market before actually delivering their shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the shareholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial Business Combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the Closing Date.

Redemption of Public Shares and Liquidation if no Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the Closing Date to consummate an initial Business Combination. If we have not completed an initial Business Combination within 24 months from the Closing Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and members of our management team have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within 24 months from the Closing Date. However, if our Sponsor, directors or officers acquire public shares in or after the offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial Business Combination within the allotted time period.

Our Sponsor and members of our management team have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the Closing Date, or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. If this optional redemption right is exercised with respect to an excessive number of public shares, such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any accrued interest in the Trust Account not required to pay our taxes as described herein, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the offering and the sale of the Private Placement Shares, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties under Cayman Islands law may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy, insolvency or winding-up law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy, insolvency or winding-up laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the Closing Date, or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of our public shares if we have not completed our business combination within 24 months from the Closing Date, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with our initial Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain provisions designed to provide certain rights and protections relating to the offering that apply to us until the completion of our initial Business Combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders entitled to vote and so voting at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders.

Our Sponsor and its permitted transferees, if any, who are collectively beneficially own 20% of our ordinary shares upon the Closing Date (assuming they did not purchase any units in the offering), may participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•if we are unable to consummate an initial Business Combination within 24 months from the Closing Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;

•prior to our initial Business Combination, we may not issue additional securities that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the Closing Date or (y) amend the foregoing provisions;

•although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our executive officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such a business combination is fair to our company from a financial point of view;

•if a shareholder vote on our initial Business Combination is not required by applicable law or stock exchange listing requirements and we do not decide to hold a shareholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about our initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

•so long as we obtain and maintain a listing for our securities on Nasdaq, our initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Business initial Combination;

•if our shareholder approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the Closing Date, or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then issued and outstanding public shares, subject to the limitations described herein; and

•we will not effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated memorandum and articles of association provide that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

The Companies Act permits a company incorporated in the Cayman Islands to amend its memorandum and articles of association with the approval of a special resolution which requires the approval of the holders of at least two-thirds of such company’s issued and outstanding ordinary shares who attend and vote at a general meeting or by way of unanimous written resolution. A company’s articles of association may specify that the approval of a higher majority is required but, provided the approval of the required majority is obtained, any Cayman Islands exempted company may amend its memorandum and articles of association regardless of whether its memorandum and articles of association provide otherwise. Accordingly, although we could amend any of the provisions relating to our proposed offering, structure and business plan which are contained in our amended and restated memorandum and articles of association, we view all of these provisions as binding obligations to our shareholders and neither we, nor our officers or directors, will take any action to amend or waive any of these provisions unless we provide dissenting public shareholders with the opportunity to redeem their public shares.

Competition

In identifying, evaluating and selecting a target business for our business combination, we encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our initial Business Combination.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which they have then-current fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in their capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We are not prohibited from pursuing a Business Combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our Business Combination is fair to our company from a financial point of view. For more information, see the section of this Annual Report on Form 10-K Item 10. Directors, Executive Officers and Corporate Governance – “Conflicts of Interest.”

Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of our initial Business Combination process.

Periodic Reporting and Financial Information

Our Public Shares are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the uniform resource locators (“URLs”) for these websites are intended to be inactive textual references only.

We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

We are currently a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are currently an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Our principal risks and uncertainties, which do not assume the Proposed Business Combination is consummated, include, but are not limited to, the following risks, uncertainties and other factors:

•our ability to select an appropriate target business or businesses;

•our ability to complete our Business Combination;

•our expectations around the performance of the prospective target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

•actual and potential conflicts of interest;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination, as a result of which they would then receive expense reimbursements;

•the proceeds of the forward purchase securities and additional forward purchase securities being available to us;

•our public securities’ potential liquidity and trading;

•the ability of our officers and directors to generate a number of potential acquisition opportunities;

•our financial performance;

•certain limitations on the voting rights of our public shareholders;

•the ability of our public shareholders to exercise redemption rights with respect to their shares;

•our initial shareholders’ substantial influence on matters requiring a shareholder vote; or

•the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company under the laws of the Cayman Islands, and we will not commence operations until our Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial Business Combination. If we do not complete our initial Business Combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Private Placement Shares and founder shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial Business Combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding ordinary shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if a majority of our public shareholders do not approve the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on initial the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Prior to the initial Business Combination the Private Placement Shares and founder shares in the aggregate are entitled to approximately 32.3% of the combined voting power of the founder shares, the Private Placement Shares and holders of our public shares voting together as a single class (assuming all issued and outstanding shares are voted, the parties to the letter agreement have not acquired any Class A ordinary shares and assuming the underwriters do not exercise their over-allotment option). Our initial shareholders also have acquired Private Placement Shares and also may from time to time purchase Class A ordinary shares prior to our initial Business Combination.

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares and Private Placement Shares held by them and public shares purchased by them during or after our IPO in favor of our initial Business Combination. As a result, we would need 6,500,001, or approximately 26%, of the 25,000,000 public shares sold in our IPO to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all issued and outstanding shares are voted, the parties to the letter agreement have not purchased any Class A ordinary shares). Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination than would be the case if our Sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public shareholders.

In evaluating a prospective target business for our initial Business Combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial Business Combination. If the sale of the forward purchase shares fails to close, for any reason, we may lack sufficient funds to complete our initial Business Combination.

We have entered into a forward purchase agreement pursuant to which our Sponsor has agreed to purchase forward purchase shares for $50,000,000 in the aggregate, in a private placement to close substantially concurrently with our initial Business Combination.

The funds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company. The obligations under the forward purchase agreement will not depend on whether any public shareholders elect to redeem their shares and will provide us with a minimum funding level for the initial Business Combination.

If the sale of some or all of the forward purchase shares does not close for any reason, including by reason of the failure by the Sponsor to fund the purchase price for their forward purchase shares, we may lack sufficient funds to consummate our initial Business Combination. Our Sponsor’s obligations to purchase its forward purchase shares will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by our Sponsor, any obligation is so terminated or any such closing condition is not satisfied and not waived by our Sponsor, we may lack sufficient funds to consummate our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing conditions and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within 24 months after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial Business Combination within 24 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic or any future pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if the COVID-19 pandemic causes a prolonged economic downturn. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial Business Combination within 24 months after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within 24 months after the closing of our IPO. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. There is no limit on the number of public shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, reduce the number of public shares outstanding or vote such shares on any matters submitted to the shareholders for approval in connection with our initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial Business Combination is to be held. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to the rights of holders of our Class A ordinary shares or pre-initial Business Combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial Business Combination within 24 months from the closing of our IPO, subject to applicable law and as further described herein. In that case, public shareholders may be forced to wait beyond 24 months from the closing of our IPO before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial Business Combination. Additionally, in connection with our initial Business Combination, Nasdaq’s rules will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. For instance, in order for our Class A ordinary shares to be listed upon the consummation of our initial Business Combination, among other things, we would be required to have at least 400 round lot holders at such time. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if it determines that the listing of the Company to be acquired is against public policy at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our Class A ordinary shares will be listed on Nasdaq, our Class A ordinary shares will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purposes acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Shares are intended to be used to complete an initial Business Combination with a target business that has not been identified, we are deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

If the net proceeds of our IPO and the sale of the Private Placement Shares not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for the next 24 months following the IPO, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Initial Public Offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report on Form 10-K titled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for the 24 months following our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities (except for our Independent Registered Public Accounting Firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. The underwriters of our IPO as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to our registration statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust

Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of the IPO and certain proceeds from the sale of the Private Placement Shares, in the amount of $287,500,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $287,500,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy, insolvency or winding-up laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, insolvency or winding-up law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties under Cayman Islands law to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial Business Combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our initial Business Combination.

In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands prior to consummation of our initial Business Combination. Accordingly, you may not have any say in the management of our Company prior to the completion of an initial Business Combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to complete a business combination with a technology-enabled company in Latin America, our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our shares will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow, or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential initial Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of this date to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Our initial shareholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Prior to the initial Business Combination the founder shares in the aggregate are entitled to 32.3% of the combined voting power of the founder shares, Private Placement Shares and holders of our public shares voting together as a single class. Our initial shareholders and their permitted transferees will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. In addition, the founder shares, all of which are held by our initial shareholders, will entitle the holders of such shares to appoint all of our directors prior to our initial Business Combination. Holders of founder shares also have the right to vote to continue the Company in a jurisdiction outside the Cayman Islands prior to our initial Business Combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our registration statement in connection with our IPO. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our initial shareholders, is divided into three classes, each of which will generally serve for a term of three years (except for those directors appointed prior to our first annual general meeting) with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our founder shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the Private Placement Shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the private placement of shares provided us with $281,437,500 that we may use to complete our initial Business Combination (after taking into account the $10,062,500 of deferred underwriting discounts and commissions being held in the Trust Account).

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•solely dependent upon the performance of a single business, property or asset, or

•dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•costs and difficulties inherent in managing cross-border business operations;

•rules and regulations regarding currency redemption;

•complex corporate withholding taxes on individuals;

•laws governing the manner in which future business combinations may be effected;

•exchange listing and/or delisting requirements;

•tariffs and trade barriers;

•regulations related to customs and import/export matters;

•local or regional economic policies and market conditions;

•unexpected changes in regulatory requirements;

•challenges in managing and staffing international operations;

•longer payment cycles;

•tax issues, including, but not limited to, rules regarding controlled foreign corporations or passive foreign investment companies, tax law changes and variations in tax laws as compared to the United States;

•currency fluctuations and exchange controls;

•rates of inflation;

•challenges in collecting accounts receivable;

•cultural and language differences;

•employment regulations;

•underdeveloped or unpredictable legal or regulatory systems;

•corruption;

•protection of intellectual property;

•social unrest, crime, strikes, riots and civil disturbances;

•regime changes and political upheaval;

•terrorist attacks and wars; and

•deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial Business Combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our initial Business Combination though amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete an initial Business Combination within 24 months from the closing of our IPO or with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our ordinary shares, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of the Private Placement Shares into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon. In all other instances, our amended and restated memorandum and articles of association may be amended by holders of a majority of our issued and outstanding ordinary shares entitled to vote thereon, except provisions related to the appointment or removal of our directors, which may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Prior to the initial Business Combination the Private Placement Shares and founder shares in the aggregate are entitled to approximately 32.3% of the combined voting power of the founder shares, Private Placement Shares and holders of our public shares voting together as a single class (assuming all issued and outstanding shares are voted, the parties to the letter agreement have not acquired any Class A ordinary shares and assuming the underwriters do not exercise their over-allotment option). Our initial shareholders may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Shares and forward purchase shares. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Other than in connection with the forward purchase agreement, none of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Involvement of members of our management and companies with which they are affiliated in litigation unrelated to our business affairs could impact our ability to consummate an initial Business Combination.

Members of our management team and companies with which they are affiliated may be involved in litigation relating to their business affairs unrelated to our Company. Such claims, and any other litigation unrelated to our business affairs involving members of our management, may divert our management team’s attention and resources away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Prior to the initial Business Combination the Private Placement Shares and founder shares in the aggregate are entitled to approximately 32.3% of the combined voting power of the founder shares, Private Placement Shares and holders of our public shares voting together as a single class (assuming all issued and outstanding shares are voted, the parties to the letter agreement have not acquired any Class A ordinary shares and assuming the underwriters do not exercise their over-allotment option). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our registration statement in connection with our IPO. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial Business Combination. The forward purchase shares will not be issued until the completion of our initial Business Combination and, accordingly, will not be included in any shareholder vote until such time.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Certain agreements related to our IPO may be amended without shareholder approval.

Each of the agreements related to the IPO to which we were a party, other than the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, Sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the Private Placement Shares purchase agreement between us and our Sponsor; the forward purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, Private Placement Shares and other securities held by our initial shareholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Risks Relating to our Sponsor, Advisors and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities, including MELI and Kaszek. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers and Executive Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including MELI and Kaszek. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including MELI and Kaszek. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which they have then current fiduciary or contractual obligations (including MELI and Kaszek), they will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. In particular, Pedro Arnt, our Co-Chief Executive Officer, serves as Chief Financial Officer of MELI and Hernan Kazah, our Co-Chief Executive Officer, serves as Co-Founder and Managing Partner for Kaszek. Any such companies, including MELI and Kaszek, may present additional conflicts of interest in pursuing an acquisition target.

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and as we believe there are a number of potential opportunities within the industries and geographies of our primary focus.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Officers and Executive Directors” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with MELI, Kaszek, our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of MELI, Kaszek, our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with MELI, Kaszek, our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business—Effecting our initial Business Combination—Selection of a target business and structuring of our initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to public shares they may acquire after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial Business Combination.

On June 17, 2021, our Sponsor subscribed for an aggregate 12,321,428 founder shares for a total subscription price of $25,000, or approximately $0.002 per share. Such shares are fully paid, and the cash amount of the subscription price therefore was received on June 17, 2021. On September 10, 2021, the Company passed a special resolution to amend the authorized share capital of the Company to $50,000 divided into 464,000,000 Class A ordinary shares, 35,000,000 Class L ordinary shares and 1,000,000 preference shares by (i) redesignating the 6,805,556 unissued Class B ordinary shares into 6,805,556 Class L ordinary shares and (ii) converting into stock the 3,194,444 issued Class B ordinary shares and reconverting and redesignating into 3,194,444 Class L ordinary shares. On September 10, 2021, the securities subscription agreement was amended to provide for the issuance of an additional 417,858 Class L ordinary shares such that, in the aggregate, our Sponsor owns 12,739,286 Class L ordinary shares of which 1,639,286 are subject to forfeiture, if the over-allotment option is not exercised by the Underwriters. On September 10, 2021, our independent directors purchased membership interests in our Sponsor entitling Gregory Waldorf to an indirect interest in 40,000 founder shares and each of Catherine Ambrose and Jonathan Levav to an indirect interest in 25,000 founder shares owned by our Sponsor. In each case, such indirect interests correspond, in particular, to founder shares converting into Class A ordinary shares if following our initial Business Combination the price of our public shares equal or exceeds $10.00 for 20 trading days within a 30-day trading period such that the first price trigger is met. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 28,750,000 shares assuming the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 30% of the ordinary shares issued and outstanding after our IPO. Up to 1,639,286 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. The founder shares will be worthless if we do not complete an initial Business Combination. The founder shares will convert into Class A ordinary shares after our initial Business Combination only to the extent certain triggering events occur prior to the fifth anniversary of our initial Business Combination, including specified strategic transactions and other triggering events based on our stock trading at $10.00, $15.00 and $20.00 per share, in each case, as described in this prospectus. If following our initial Business Combination all of the founder shares vest, the number of Class A ordinary shares into which the founder shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the consummation of the IPO. Notwithstanding the foregoing, all founder shares that have not been converted to Class A ordinary shares on the fifth anniversary of our initial Business Combination will be exchanged on such date, at the Company’s election, for an aggregate for all such founder shares of either (i) 100 Class A ordinary shares or (ii) cash, in an amount equal to the value of 100 Class A ordinary shares, based on the average market price of Class A ordinary shares over the period of five trading days ending two trading days before the date of exchange. In addition, our Sponsor has purchased an aggregate of or 975,000 Private Placement Shares at a price of $10.00 per share for an aggregate purchase price of $9,750,000, that will also be worthless if we do not complete our initial Business Combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month anniversary of the closing of the IPO nears, which is the deadline for our completion of an initial Business Combination.

We may engage one or more of our underwriters of our IPO or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our IPO, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage one or more of our underwriters of our IPO or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters of our IPO are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

Our management may not maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

Past performance by MELI, Kaszek, our Sponsor and our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, MELI, Kaszek, our Sponsor and our management team or businesses associated with them is presented for informational purposes only. Past performance by MELI, Kaszek, our Sponsor and our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. You should not rely on the historical record of the performance of MELI, Kaszek, our Sponsor or our management team or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward. An investment in us is not an investment in Kaszek or MELI. MELI, Kaszek, our Sponsor, our management team, directors and their respective affiliates have had no past experience with blank check and special purpose acquisition companies.

MELI, Kaszek and our Sponsor, officers, directors, security holders, clients and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, shareholders, including MELI, Kaszek of their clients, or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial Business Combination with a target business that is affiliated with MELI, Kaszek, our Sponsor, our directors or officers, or where MELI or Kaszek or their clients or affiliates may have an investment. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The financial interests of MELI, Kaszek and their clients or affiliates, and our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, MELI’s or Kaszek’s or their affiliates’ and our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Risks relating to our Securities

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our initial Business Combination only holders of our Class L ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment or removal of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•restrictions on the nature of our investments; and

•restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

oregistration as an investment company with the SEC;

oadoption of a specific form of corporate structure; and

oreporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our IPO; and (iii) absent an initial Business Combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

The grant of registration rights to our initial shareholders and holders of our Private Placement Shares and forward purchase shares may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our IPO, our initial shareholders can demand that we register the Class A ordinary shares into which founder shares are convertible and the Private Placement Shares and forward purchase shares. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders are registered for resale.

We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue additional Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 464,000,000 Class A ordinary shares, par value $0.0001 per share, 35,000,000 founder shares, par value $0.0001 per share and 1,000,000 preferred shares, par value $0.0001 per share. The founder shares will convert into Class A ordinary shares after our initial Business Combination only to the extent certain triggering events occur prior to the fifth anniversary of our initial Business Combination, including specified strategic transactions and other triggering events based on our public shares trading at $10.00 per share, $15.00 per share and $20.00 per share, in each case. If following our initial Business Combination all of the founder shares vest, the number of Class A ordinary shares into which the founder shares shall have converted will represent, in the aggregate, 30% of the ordinary shares issued and outstanding upon the consummation of our IPO. Notwithstanding the foregoing, all founder shares that have not been converted to Class A ordinary shares on the fifth anniversary of our initial Business Combination will be exchanged on such date, at the Company’s election, for an aggregate for all such founder shares of either (i) 100 Class A ordinary shares or (ii) cash, in an amount equal to the value of 100 Class A ordinary shares, based on the average market price of Class A ordinary shares over the period of five trading days ending two trading days before the date of exchange.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the Closing Date or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional shares of ordinary shares or preferred shares, including any forward purchase shares:

•may significantly dilute the equity interest of investors;

•may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•could cause a change in control if a substantial number of Class A ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•may adversely affect prevailing market prices for our Class A ordinary shares.

Our initial shareholders may receive additional Class A ordinary shares based on our trading price and/or based on certain strategic transactions after our initial Business Combination.

If between our initial Business Combination and the five year anniversary of our initial Business Combination the closing price of our Class A ordinary shares equals or exceeds one or more of the share targets described below, a certain portion of the founder shares will automatically convert into Class A ordinary shares necessary to achieve the highest applicable (based on the trading price) conversion ratios for each such target achievement described below (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like):

-

10% at $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “First Price Vesting”);

-

20% at $15.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Second Price Vesting”); and

-

30% at $20.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period (the “Third Price Vesting”).

For example, if fifteen months following the consummation of our initial Business Combination the closing price of our Class A ordinary shares equals or exceeds $10.00 but does not exceed $15.00 for 20 trading days within a 30-trading day period, the First Price Vesting target achievement will be met, resulting in a certain portion of the founder shares converting into a number of Class A ordinary shares that, together with the Class A ordinary shares issued or issuable upon conversion of the founder shares, would represent 10% of the sum of (i) the total number of all public shares and Private Placement Shares issued and outstanding upon the close of our IPO (including any over-allotment shares), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable conversion of the founder shares plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) forward purchase shares.

In the event of any liquidation, merger, share exchange, reorganization or other similar transaction consummated after our initial Business Combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, then, immediately before the consummation of such Strategic Transaction, all of the then-outstanding founder shares will convert into Class A ordinary shares contemporaneously with the closing of such Strategic Transaction, at a ratio such that the aggregate number of Class A ordinary shares issuable upon conversion of all founder shares (including founder shares), in the aggregate on an as-converted basis, would represent no more than 30% of the sum of (i) the total number of all public shares and Private Placement Shares issued and outstanding upon completion of our IPO (including over-allotment shares following the underwriters exercise of their over-allotment option), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable conversion of the founder shares plus (iii) unless waived by our Sponsor, the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) forward purchase shares.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

We intend to pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, which may subject us to additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•costs and difficulties inherent in managing cross-border business operations, including differences between U.S. GAAP and IFRS;

•costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•rules and regulations regarding currency redemption;

•complex corporate withholding taxes on individuals;

•laws governing the manner in which future business combinations may be effected;

•exchange listing and/or delisting requirements;

•tariffs and trade barriers;

•regulations related to customs and import/export matters;

•local or regional economic policies and market conditions;

•unexpected changes in regulatory requirements;

•longer payment cycles;

•tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•currency fluctuations and exchange controls;

•rates of inflation;

•challenges in collecting accounts receivable;

•cultural and language differences;

•employment regulations;

•underdeveloped or unpredictable legal or regulatory systems;

•corruption;

•protection of intellectual property;

•social unrest, crime, strikes, riots and civil disturbances;

•regime changes and political upheaval;

•terrorist attacks, natural disasters and wars;

•deterioration of political relations with the United States; and

•government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete our initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We will be exposed to certain risks that are particular to investing in emerging and other markets.

In seeking significant investment exposure in Latin American countries, we are subject to political, economic, legal, operational and other risks that are inherent to operating and investing in these countries. These risks range from difficulties in settling transactions in emerging markets due to possible nationalization, expropriation, price controls and other restrictive governmental actions. We will also face the risk that exchange controls or similar restrictions imposed by foreign governmental authorities may restrict our ability to convert local currency received or held by us in their countries into U.S. dollars or other currencies, or to take those dollars or other currencies out of those countries.

General Risk Factors

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. On December 10, 2020, the SEC’s Office of Inspector Education and Advocacy issued an investor bulletin entitled What You Need to Know About SPACs. On December 22, 2020, the SEC’s Division of Corporate Finance issued CF Disclosure Guidance: Topic No. 11 regarding special purpose acquisition companies. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. On April 8, 2021 John Coates, the Acting Director of the SEC Division of Corporate Finance gave remarks on SPACs, IPOs and Liability Risk under the Securities Laws. Additionally, on May 25, 2021, the SEC’s Office of Inspector Education and Advocacy issued an updated investor bulletin entitled What You Need to Know About SPACs.

Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC. These changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Our status as a smaller reporting company is determined annually. We will continue to qualify as a smaller reporting company through the following fiscal year as long as (i) the market value of our ordinary shares held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not equal or exceed $250,000,000 or (ii) our annual revenues for the most recently completed fiscal year do not equal or exceed $100,000,000 and the market value of our ordinary shares held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not equal or exceed $700,000,000. If we exceed these thresholds, we will cease to be a smaller reporting company as of the first day of the following fiscal year.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands Government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to us and received at our registered office will be forwarded unopened to the forwarding address supplied by us. None of us, our directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a passive foreign investment company (a “PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Income Tax Considerations—United States Federal Income Taxation—U.S. Holders”) of our ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We believe we will meet the PFIC asset or income test prior to our initial Business Combination, subject to the possible application of a start-up exception (see the section of this prospectus captioned “Income Tax Considerations—United States Federal Income Taxation—U.S. Holders—Passive Foreign Investment Company Rules”). The application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year prior to our initial Business Combination, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see “Income Tax Considerations—United States Federal Income Taxation—U.S. Holders—Passive Foreign Investment Company Rules.”

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial Business Combination and subject to requisite shareholder approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we incorporate. In the event of reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to the consummation of any redemptions. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

If we determine to merge with a target company in another jurisdiction or otherwise reincorporate in a different jurisdiction, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and may adversely affect our operations.

After our initial Business Combination, substantially all of our assets may be located in a single country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. Factors that have recently affected and may continue to affect general economic conditions in the world include pandemics such as the COVID-19 outbreak, periods of civil unrest, government austerity programs, natural disasters and wars. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 78 SW 7th Street, Individual Office No. 07-156, Miami, Florida 33130. We consider our current office space adequate for our current operations. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space and administrative and support services.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Class A ordinary shares are traded on the Nasdaq Stock Market LLC under the symbol “MEKA”, and began public trading on September 29, 2021.

(b) Holders

On January 31, 2022, there were 2 holders of record of our Class A ordinary shares and one holder of our Class L ordinary shares.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Use of Proceeds

In connection with our Initial Public Offering, we incurred offering expenses of $897,361 and underwriting discounts and commissions of $5,750,000 (excluding deferred underwriting discounts and commissions of $10,062,500). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Our Sponsor had made available to us an aggregate of $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of our Initial Public Offering. In October 2021, we repaid the outstanding balance on the note of $300,000 in full to our Sponsor.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,062,500 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated) and our Initial Public Offering expenses, $287,500,000 of the net proceeds from our Initial Public Offering and the Private Placement Shares (or $10.00 per unit sold in our Initial Public Offering) was placed in the Trust Account. As of the date of this Annual Report on Form 10-K, we had $1,259,439 in cash held outside the Trust Account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the Private Placement Shares are held in the Trust Account and are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL INFORMATION

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this annual report on Form 10-K (the “Annual Report”) to “we,” “us” or the “Company” refer to MELI Kaszek Pioneer Corp, references to our “management” or our “management team” refer to our officers, references to the “Sponsor” refer to MELI Kaszek Pioneer Sponsor LLC, a Cayman Islands limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of the Company’s final prospectus for our Initial Public Offering (defined below) filed with the Securities and Exchange Commission (the “SEC”) and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on May 27, 2021 under the laws of the Cayman Islands and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the cash from the private placement of the Private Placement Shares (pursuant to the Private Placement Shares Purchase Agreement entered into in connection with the Initial Public Offering) (the “Private Placement”), the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to the forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”) or other forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), our capital stock, debt or a combination of cash, stock and debt.

The registration statement for our Initial Public Offering was declared effective by the SEC on September 28, 2021. On October 1, 2021, we consummated our IPO of 28,750,000 Class A ordinary shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 975,000 Private Placement Shares, at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000.

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

Business Combination

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (as defined below), including interest earned on the funds held in the Trust Account (as defined below) and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

As of December 31, 2021, we had not commenced any operations nor generated any revenues. All activity for the period from May 27, 2021 (inception) through December 31, 2021 relates to our formation, the preparation for the Initial Public Offering and general and administrative expenses, and, since the completion of the Initial Public Offering, our search for a target to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination, at the earliest. We expect to generate non-operating income in the form of gain on investment (net)and interest held in the Trust Account (as defined below). We expect to incur increased expenses, as compared to the period before our Initial Public Offering, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period ended December 31, 2021, we had a net loss of $84,624,724, consisting of $398,463 of general and administrative expenses, $5,954 of interest on marketable securities held in Trust Account and the impact of $84,232,215 of the valuation of the derivative liabilities associated with the Company’s Class L ordinary shares, par value $0.0001 per shares (the “Founder Shares”).

Liquidity and Capital Resources

As of December 31, 2021, we had $1,259,439 in cash held outside of our Trust Account.

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

Upon closing of the Initial Public Offering, we had cash outside our Trust Account of $1,259,439 and had working capital of $2,085,395 (not taking into account any tax obligations). All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account and from the sale of the Forward Purchase Shares or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the Founder Shares and Private Placement Shares that may be issued upon conversion of working capital loans have registration rights that require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A ordinary shares) pursuant to a registration rights agreement at the closing of the Initial Public Offering (the “Registration Rights Agreement”). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

Pursuant to the Forward Purchase Agreement, we agreed that we will use our commercially reasonable efforts to file within 30 calendar days after the closing of our initial Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares (as defined below) owned by our Sponsor or the forward transferees, respectively, and use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after such completion.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Founder Shares

The Founder Shares are accounted for as a liability in accordance with ASC 815, “Derivatives and Hedging” and presented as a derivative liability on the balance sheet. The derivative liability was measured at fair value as of September 10, 2021 and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The inputs used as of December 31, 2021 were as follow: risk-free rate of 1.34%; expected term of 6.00 years; expected volatility of 18.0% and stock price of $11.56.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Co-Chief Executive Officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Pedro Arnt	48	Co-Chief Executive Officer and Director
Hernan Kazah	51	Co-Chief Executive Officer, Chairman and Director
Catherine Ambrose	57	Director
Gregory Waldorf	53	Director
Jonathan Levav	47	Director
Angel Uribe	46	Chief Investment Officer

Board of Directors

Pedro Arnt has served as Co-Chief Executive Officer and Director since June 17, 2021. Mr. Arnt has served as Chief Financial Officer of MELI since June 1, 2011. Prior to his appointment as Chief Financial Officer, Mr. Arnt served in various capacities since joining MELI in December 1999. Mr. Arnt initially led the business development and marketing teams as vice president, and later managed MELI’s customer service operations. Mr. Arnt then held the position of vice president of strategic planning, treasury and investor relations, actively participating in MercadoLibre, Inc.’s transition from a private to a public company, and playing an important role in capital markets, corporate finance, strategic planning and treasury initiatives. Mr. Arnt was also appointed to the board and the Audit Committee of Allegro.eu, Poland's largest online marketplace. Prior to joining MercadoLibre, Inc., Mr. Arnt worked for The Boston Consulting Group. He is a Brazilian citizen and holds a Bachelor’s degree, magna cum laude, from Haverford College and a Master’s degree from the University of Oxford.

Hernan Kazah has been our Co-Chief Executive Officer, Chairman and Director since June 17, 2021. Mr. Kazah co-founded and led the position as Chief Operating Officer of MELI from 1999 until 2009. From 2009 until 2011, Mr. Kazah was MELI’s Chief Financial Officer. In 2011, Mr. Kazah co-founded Kaszek, where he currently serves as Co-Founder and Managing Partner. Since its inception, Kaszek has raised more than $2 billion in seven different funds, becoming the largest Latin American Venture Capital firm. Prior to joining MercadoLibre, Inc., Mr. Kazah worked as a Brand Manager at Procter & Gamble and was a finance analyst both at the UN Development Program and at a stock brokerage firm. Mr. Kazah currently sits on the boards of several of Kaszek’s portfolio companies, including MadeiraMadeira, DigitalHouse, CaminoEducação, Covalto (formerly known as CrediJusto), LaHaus, Sallve and Valoreo. Mr. Kazah was selected “Endeavor Entrepreneur” in 1999, “Established Endeavor Entrepreneur” in 2009, as one of “The Outstanding Young Persons of Argentina” by the Junior Chamber International in 2004, and Entrepreneur Master of the Year 2018 by Ernst & Young Argentina. Mr. Kazah holds a Master’s of Business Administration from Stanford University and a bachelor’s degree in Economics, magna cum laude, from the University of Buenos Aires.

Catherine Ambrose: From 2007 to 2019, Ms. Ambrose was Executive Director of the Latin American Venture Capital Association (LAVCA), a Delaware incorporated 501c6 membership organization with 200 member firms. For the same period, she was also a member of the LAVCA board. At LAVCA, Ms. Ambrose interacted with the key private equity and VC investors active in Latin America on a daily basis, oversaw a research team that produces data on investment activity, and launched and managed a range of programs to promote the development of the private capital ecosystem in Latin America. In October 2019, LAVCA entered into a merger with the Global Private Capital Association (GPCA), another non-profit 501c3 incorporated in Delaware, but with a global scope covering Asia, Africa, CEE and the Middle East in addition to Latin America. In connection with that merger, Ms. Ambrose became chief executive officer and a board member of GPCA, a role which she continues to perform today. Ms. Ambrose also currently serves as director of Girls Write Now, where she also serves as the Finance Committee Chair.

Gregory Waldorf is the former CEO of Invoice2go, which was acquired by Bill.com in September, 2021. During his time as CEO of Invoice2go, Mr. Waldorf operated the software and payments company which served more than 200,000 small businesses globally and revolutionized how the world’s smallest businesses work. Prior to Invoice2go, Mr. Waldorf has a long history of involvement with leading technology businesses and a lifetime passion for entrepreneurship. During his career, he has contributed to many businesses as an executive leader, board member, entrepreneurial founder and early stage investor. His former experience includes being the Chief Executive Officer of eHarmony, where he led the company through an extended period of global growth, and being a Chief Executive Officer-in-Residence at Accel Partners. In addition to his executive roles, Mr. Waldorf has served on numerous private and public company boards in addition to his investments in many technology growth companies. Mr. Waldorf has recently served on the boards of Virta Health, Grupo Zap and Invoice2go, in addition to 11 years combined on the boards of Zillow and Trulia, where he served as Lead Director. Mr. Waldorf is a Senior Advisor to Sixth Street Partners and a Lecturer at Stanford University’s Graduate School of Business. Mr. Waldorf holds a Master of Business Administration from Stanford University and Bachelor of Arts from UCLA.

Jonathan Levav is the King Philanthropies professor of marketing at the Stanford Graduate School of Business. His research is aimed at understanding consumer’s judgments and choices by using tools from experimental psychology and behavioral economics. In particular, Mr. Levav studies the contextual factors that influence people’s choices and judgments. His research is both basic and applied—from probability judgment to product customization decisions. Mr. Levav received his PhD in marketing from the Fuqua School of Business, Duke University, and his AB in public and international affairs from Princeton University. Mr. Levav is the winner of the Hillel Einhorn Young Investigator Award, awarded biennially by the Society for Judgment and Decision-Making. Prior to joining Stanford he was a member of the faculty at the Columbia Business School.

Executive Officers

Angel Uribe has been our Chief Investment Officer since June 17, 2021. Mr. Uribe joined our Sponsor in 2021 to lead SPAC investment activities. Prior to that, Mr. Uribe was a Partner at TPG Growth and TPG’s impact investment platform The Rise Fund, where he led the firm’s Latin America platform since joining the firm in 2016 as a Senior Advisor. During his tenure at TPG, Angel led investments including ResultadosDigitais and DigitalHouse, and served on the board of both companies. Before joining TPG, Angel spent 15 years leading private equity investments in Latin America, mainly as a partner at Southern Cross Group, where he founded the firm’s Brazilian operation in 2007. Prior to Southern Cross, Angel was CEO of the Lagarde Winery in Argentina. Mr. Uribe holds a Master’s of Business Administration with honors from Austral University in Argentina and he completed an Executive Program at Stanford University. Mr. Uribe also Graduated as Agricultural Engineer from UCA University in Argentina.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares will have the right to appoint all of our directors prior to consummation of our initial Business Combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. The term of office of the first class of directors, consisting of Catherine Ambrose and Jonathan Levav, will expire at our first general meeting. The term of office of the second class of directors, consisting of Gregory Waldorf, will expire at the second general meeting. The term of office of the third class of directors, consisting of Hernan Kazah and Pedro Arnt, will expire at the third general meeting. We may not hold an annual general meeting until after we consummate our initial Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, chief financial officer, chief investment officer, chief business officer, president, vice presidents, secretary, treasurer and such other officers as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Catherine Ambrose, Gregory Waldorf and Jonathan Levav are “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Catherine Ambrose, Gregory Waldorf and Jonathan Levav will serve as members of our audit committee, and Gregory Waldorf will chair the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Gregory Waldorf qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Catherine Ambrose, Gregory Waldorf and Jonathan Levav serve as members of our compensation committee. Gregory Waldorf chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation (if any) evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation;

•reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•reviewing our executive compensation policies and plans;

•implementing and administering our incentive compensation equity-based remuneration plans;

•assisting management in complying with our proxy statement and annual report disclosure requirements;

•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•producing a report on executive compensation to be included in our annual proxy statement; and

•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses (upon completion of our initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate), no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. In accordance with Rule 5605(e)(2) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The initial members of our nominating and corporate governance are Catherine Ambrose, Gregory Waldorf and Jonathan Levav. Gregory Waldorf serves as chair of the nominating and corporate governance committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, all such directors are independent.

We adopted a nominating and corporate governance committee charter, which will detail the purpose and responsibilities of the nominating and corporate governance committee, including:

•screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

•developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the registration statement as part of our IPO. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

•duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•directors should not improperly fetter the exercise of future discretion;

•duty to exercise powers fairly as between different sections of shareholders;

•duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

•duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including MELI and Kaszek, which are affiliates of our Sponsor. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which they have then-current fiduciary or contractual obligations (including MELI and Kaszek), they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Individual	Entity	Entity’s Business	Affiliation
Pedro Arnt	MercadoLibre, Inc.	E-commerce	Chief Financial Officer
	Allegro.eu	E-commerce	Director and member of the Audit Committee (1)

Hernan Kazah	Kaszek	Investment	Co-Founder and Managing Partner
	MadeiraMadeira Ltd.	E-commerce	Director
	Guiche Virtual Ltd.	Bus Ticket Sales in Brazil	Director
	DigitalHouse Group Limited	Education	Director
	Tienda Pago Holdings, Ltd.	Lender	Director
	Sallve Holdings Ltd.	Retail	Director
	La Haus, Ltd.	Real Estate	Director
	Beetech Global	Money Transfer	Director
	Camino Education Ltd.	Education	Director
	Valoreo, Inc.	E-commerce	Director
	Covalto Ltd. (formerly known as Credijusto Ltd.)	Retail	Director
	Exafin Ltd.	Crypto	Director
	Cicada Technologies, Inc.	Fintech	Director
	BeeTech Global	Fintech	Director
	Exafin LTD	Fintech	Director
	Cicada Technologies Inc.	E-commerce	Director
	Crack the Code LTD	EdTech	Director
	BeerorCoffee	Marketplace	Director

Catherine Ambrose	GPCA	Investment	Chief Executive Officer
	Girls Write Now	Non-profit Education	Director

Gregory Waldorf	Virta Health	Medical	Director
	Sixth Street Partners	Investment	Senior Advisor
	Invoice2.go, Inc.	Technology	Director

Jonathan Levav	Stanford Graduate School of Business	Education	Professor

(1)Mr. Arnt has been nominated for a directorship at Allegro.eu in 2022, which remains subject to shareholder approval.

Potential investors should also be aware of the following other potential conflicts of interest:

•Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•Our initial shareholders purchased founder shares and Private Placement Shares. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial Business Combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them in or after our IPO. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial Business Combination within the prescribed time frame or during any Extension Period. If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Shares will expire worthless. Furthermore, our initial shareholders have agreed not to transfer, assign or sell (x) any of their founder shares and any Class A ordinary shares issuable upon conversion thereof and any forward purchase shares until the earlier to occur of: (A) eighteen months after the completion of our initial Business Combination, (B) subsequent to our initial Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $13.00 per share (as adjusted for share sub-divisions, share dividends, right issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (C) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Because each of our executive officers and director nominees will own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

•Our Sponsor will entered into a forward purchase agreement with us that will provide for the purchase by our Sponsor of the forward purchase shares for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of our initial Business Combination.

Our amended and restated memorandum and articles of association provide that, subject to their fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in their capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

We are not prohibited from pursuing an initial Business Combination or subsequent transaction with a business combination target that is affiliated with Kaszek or MercadoLibre, Inc., including our Sponsor, or our officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination. We also pay our Sponsor $10,000 per month, for 24 months, secretarial, support and administrative services provided to members of our management team (upon completion of our initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate).

In addition, our Sponsor or any of its affiliates may make additional investments in the Company in connection with the initial Business Combination, although, other than the forward purchase agreement, our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, our Sponsor and each member of our founding team have agreed to vote their founder shares and Private Placement Shares held by them and public shares purchased by them in favor of our initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may have acquired in connection with our IPO or thereafter (in the event we do not consummate an initial Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the period ended December 31, 2021 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and principal accounting officer were filed on a timely basis during the period ended December 31, 2021, except that during the fiscal period ended December 31, 2021, our Sponsor inadvertently failed to timely report its purchase of the Private Placement Shares on Form 4, and as a result, one Form 4 was not timely filed. Our Sponsor’s purchase of the Private Placement Shares was reported on Form 5, filed February 9, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

In connection with Mr. Uribe’s services as our Chief Investment Officer and other services provided to the Sponsor, Mr. Uribe and our Sponsor entered into an offer letter pursuant to which Mr. Uribe is entitled to receive a cash fee at a rate of $450,000 per annum paid by the Sponsor in monthly installments from June 1, 2021 until the consummation of our initial Business Combination. Mr. Uribe’s relationship with our Sponsor will terminate automatically upon consummation of our initial Business Combination and may be terminated earlier by either party for any or no reason. Other than as described above, none of our executive officers or directors have received any cash compensation for services rendered to us.

No compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, members of our management team, special advisors or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial Business Combination. However, commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we will pay our Sponsor $10,000 per month, for 24 months, for office space, secretarial, support and administrative services provided to members of our management team (upon completion of our initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate). In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by the Company to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers, directors, special advisors or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth information available to us at February 14, 2022 regarding the beneficial ownership of our ordinary shares held by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•each of our executive officers and directors that beneficially own ordinary shares; and

•all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them.

In the table below, percentage ownership is based on 29,725,000 Class A ordinary shares (including 975,000 Private Placement Shares) and 12,739,286 Class L ordinary shares outstanding as of the date of this Annual Report on Form 10-K. Prior to our initial Business Combination, only holders of our Class L ordinary shares will have the right to vote on the appointment of directors and holders of our Class A ordinary shares and Private Placement Shares will not be entitled to vote on either the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands during such time. On all other matters, except as required by law or the applicable rules of Nasdaq, holders of our Class L ordinary shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

33
	Class L ordinary shares (2)(4)		Class A ordinary shares (11)
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
MELI Kaszek Pioneer Sponsor LLC (our sponsor) (10)	12,739,286	100%	975,000	3.3%	32.3%
GIC Private Limited (5)	—	—	2,000,000	6.7%	4.7%
Tiger Global Management, LLC (6)	—	—	1,500,000	5.1%	3.5%
PayPal Holdings, Inc. (7)	—	—	2,000,000	6.7%	4.7%
Baillie Gifford & Co (8)	—	—	2,000,000	6.7%	4.7%
Morgan Stanley(9)	—	—	1,996,272	6.7%	4.7%
Catherine Ambrose (1)(3)	—	—	—	—	—
Pedro Arnt (1)	—	—	—	—	—
Hernan Kazah (1)	—	—	—	—	—
Jonathan Levav (1)(3)	—	—	—	—	—
Angel Uribe (1)(3)	—	—	—	—	—
Gregory Waldorf (1)(3)	—	—	—	—	—
All officers and directors as a group (3 individuals)	—	—	—	—	—

(1)Unless otherwise noted, the business address for each of the following individuals is 78 SW 7th Street, Individual Office No. 07-156, Miami, Florida 33130.

(2)The shares reported herein are held in the name of our sponsor, MELI Kaszek Pioneer Sponsor LLC. The managing members our sponsor are Kaszek Ventures Opportunity II, L.P., a Cayman Islands exempted limited partnership and MELI Capital Ventures LLC, a Cayman Islands limited liability company controlled by MercadoLibre, Inc. Kaszek Ventures Opportunity II, L.P. and MELI Capital Ventures LLC and, as such, each may therefore be deemed to have voting and investment discretion with respect to the Class L shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class L shares held directly by our sponsor. Kaszek Ventures Opportunity II, L.P. and MELI Capital Ventures LLC disclaim beneficial ownership of the shares held by MELI Kaszek Pioneer Sponsor LLC except to the extent of their pecuniary interest therein. The business address of MELI Kaszek Pioneer Sponsor LLC and MELI Capital Ventures LLC is 7 Campbells Corporate Services Limited, Floor 4, Willow House, Cricket Square, Grand Cayman KY1-9010, Cayman Islands. The business address for Kaszek Ventures Opportunity II, L.P. is Campbells Corporate Services Limited, Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands.

(3)This individual does not beneficially own any of our Class A ordinary shares. However, this individual may have a pecuniary interest in the Class L ordinary shares through his or her ownership of membership interests of our sponsor. On September 10, 2021, Gregory Waldorf, Catherine Ambrose and Jonathan Levav purchased membership interests in our sponsor entitling Gregory Waldorf to an indirect interest in 40,000 founder shares and each of Catherine Ambrose and Jonathan Levav to an indirect interest in 25,000 founder shares owned by our sponsor. On the same date, our Chief Investment Officer, Angel Uribe, purchased membership interests in our sponsor entitling Mr. Uribe to an indirect interest in 4% of the Class L owned by our sponsor. In each case, such indirect interests correspond, in particular, to Class L shares converting into Class A ordinary shares if following our initial business combination the price of our public shares equal or exceeds $10.00 for 20 trading days within a 30-day trading period such that the first price trigger is met.

(4)The Class L ordinary shares will convert into Class A ordinary shares after our initial Business Combination, subject to adjustment pursuant to certain anti-dilution rights, but only to the extent certain triggering events occur prior to the fifth anniversary of our initial Business Combination including three triggering events based on our Class A ordinary shares trading at $10.00, $15.00 and $20.00 per share following the closing of our initial Business Combination and also upon specified strategic transactions. Notwithstanding the foregoing, all Class L ordinary shares that have not been converted to Class A ordinary shares on the fifth anniversary of our initial Business Combination will be exchanged on such date, at the Company’s election, for an aggregate for all such Class L ordinary shares of either (i) 100 Class A ordinary shares or (ii) cash, in an amount equal to the value of 100 Class A ordinary shares, based on the average market price of Class A ordinary shares over the period of five trading days ending two trading days before the date of exchange.

(5)GIC Private Limited is a fund manager with only 2 clients – the Government of Singapore (“GoS”) and the Monetary Authority of Singapore (“MAS”). Under the investment management agreement with GoS, GIC Private limited has been given the sole discretion to exercise the voting rights, and the disposition of, any shares managed on behalf of GoS. As such, GIC has the sole power to vote and power to dispose of the 1,616,000 securities beneficially owned by it. GIC shares power to vote and dispose of 384,000 securities beneficially owned by it with MAS. GIC Private Limited’s business address is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.

(6)According to a Schedule 13G filed by Tiger Global Management, LLC, Tiger Global Performance, LLC, Charles P. Coleman III and Scott Shleifer with the SEC on October 8, 2021, all securities reported in such Schedule 13G are owned by advisory clients of Tiger Global Management, LLC and/or its related persons’ proprietary accounts, and each of Tiger Global Management, LLC, Tiger Global Performance, LLC, Charles P. Coleman III and Scott Shleifer are deemed to beneficially own 1,500,000 Class A ordinary shares. The business address for each of the preceding individuals and entities is 9 West 57th Street, 35th Floor, New York, New York 10019. Further, according to such Schedule 13G filed Tiger Global Management, LLC, Tiger Global Performance, LLC, Charles P. Coleman III and Scott Shleifer have shared voting and shared dispositive power with respect to the aggregate 1,500,000 Class A ordinary shares deemed beneficially owned by them.

(7)The business address of PayPal Holdings, Inc. is 2211 North First Street, San Jose, California 95131.

(8)Class A ordinary shares are held by Baillie Gifford & Co. and/or one or more of its investment adviser subsidiaries, which may include Baillie Gifford Overseas Limited, on behalf of investment advisory clients, which may include investment companies registered under the Investment Company Act, employee benefit plans, pension funds or other institutional clients. Securities representing more than 5% of the class are held on behalf of Vanguard International Growth Fund, a US registered investment company sub-advised by Baillie Gifford Overseas Limited. The business address of Baillie Gifford & Co. is Calton Square, 1 Greenside Row, Edinburgh EH1 3AN, Scotland, UK.

(9)The securities being reported on by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley Investment Management Inc., a wholly-owned subsidiary of Morgan Stanley. The business address of Morgan Stanley is 1585 Broadway, New York, NY 10036 and the business address of Morgan Stanley Investment Management Inc. is 522 5th Avenue, 6th Floor, New York, NY 10036. According to a Schedule 13G filed by Morgan Stanley and Morgan Stanley Investment Management Inc. with the SEC on February 10, 2022, the entities have shared voting power with respect to 1,946,039 Class A ordinary shares owned by them and have shared dispositive power with respect to the aggregate 1,996,272 Class A ordinary shares owned by them.

(10)975,000 Class A ordinary shares beneficially owned by our sponsor represents the Private Placement Shares purchased by our sponsor in a private placement that closed simultaneously with the consummation of our Initial Public Offering. Each private placement share is identical to the Class A ordinary shares sold in our Initial Public Offering, except that our sponsor has certain registration rights, as further described in this Annual Report on Form 10-K, and the Class A ordinary shares will not be eligible for redemption in connection with the initial Business Combination.

(11)Does not include 12,739,286 Class A ordinary shares underlying the Class L ordinary shares.

Prior to the initial Business Combination, the Private Placement Shares and the Class L ordinary shares in the aggregate are entitled to approximately 32% of the combined voting power of the Private Placement Shares, the Class L ordinary shares and the public holders of our Class A ordinary shares voting together as a single class. Our initial shareholders and their permitted transferees will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. In addition, the Class L ordinary shares, all of which are held by our initial shareholders, will entitle the holders of such shares to appoint all of our directors prior to our initial Business Combination. Holders of Class L ordinary shares also have the right to vote to continue the Company in a jurisdiction outside the Cayman Islands prior to our initial Business Combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our Sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On June 17, 2021, our Sponsor purchased 12,321,428 Class L ordinary shares, par value $0.0001, for an aggregate purchase price of $25,000 (of which up to 1,607,143 Class L ordinary shares are subject to forfeiture). On September 10, 2021, the Company passed a special resolution to amend the authorized share capital of the Company to $50,000 divided into 464,000,000 Class A ordinary shares, 35,000,000 Class L ordinary shares and 1,000,000 preference shares by (i) redesignating the 6,805,556 unissued Class B ordinary shares into 6,805,556 Class L ordinary shares and (ii) converting into stock the 3,194,444 issued Class B ordinary shares and reconverting and redesignating into 3,194,444 Class L ordinary shares. On September 10, 2021, the securities subscription agreement was amended to provide for the issuance of an additional 417,858 Class L ordinary shares such that, in the aggregate, our Sponsor owns 12,739,286 Class L ordinary shares of which 1,639,286 are subject to forfeiture.

The founder shares will be worthless if we do not complete an initial Business Combination. The founder shares will convert into Class A ordinary shares after our initial Business Combination only to the extent certain triggering events occur prior to the fifth anniversary of our initial Business Combination, including specified strategic transactions and other triggering events based on our stock trading at $10.00, $15.00 and $20.00 per share.

Our Sponsor may, in its discretion, transfer, directly or indirectly, its founder shares (including the Class A ordinary shares issued upon conversion thereof) to any affiliate transferee, subject to compliance with applicable securities laws. On September 10, 2021, our independent directors purchased membership interests in our Sponsor entitling Gregory Waldorf to an indirect interest in 40,000 founder shares and each of Catherine Ambrose and Jonathan Levav to an indirect interest in 25,000 founder shares owned by our Sponsor. In each case, such indirect interests correspond, in particular, to founder shares converting into Class A ordinary shares if following our initial Business Combination the price of our public shares equal or exceeds $10.00 for 20 trading days within a 30-day trading period such that the first price trigger is met.

Private Placement Shares

Our Sponsor has purchased an aggregate of 975,000 Private Placement Shares, at a price of $10.00 per share, or $9,750,000 in the aggregate, in a private placement that closed simultaneously with the closing of the IPO. Each private placement share entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Shares may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination.

Forward Purchase Shares

In connection with the consummation of our IPO, we entered into a forward purchase agreement with our Sponsor pursuant to which our Sponsor has committed that it will purchase from us 5,000,000 Class A ordinary shares, at a price of $10.00 per share, for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of our initial Business Combination. Our Sponsor has agreed that it will not redeem any Class A ordinary shares held by them in connection with the initial Business Combination. The forward purchase shares will be identical to the public shares, respectively, except that the holders thereof will have certain registration rights, as described in this prospectus.

The forward purchase agreement and the registration rights agreement whose terms are incorporated therein also will provide that the forward purchase investors are entitled to registration rights with respect to the forward purchase shares and Class A ordinary shares issuable upon exercise of the forward purchase shares.

The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders and are intended to provide us with minimum funding level for our initial Business Combination. The forward purchase shares will be issued only in connection with the closing of the initial Business Combination.

Administrative Services Agreement

We currently utilize office space at 78 SW 7th Street, Individual Office No. 07-156, Miami, Florida 33130 from affiliates of our Sponsor. Subsequent to the closing of our IPO, we have agreed to pay our Sponsor $10,000 per month, for 24 months, for office space, secretarial, support and administrative services provided to members of our management team (upon completion of our initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate). Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Related Party Notes

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per shares at the option of the lender. Such shares would be identical to the Private Placement Shares. As of December 31, 2021, no such Working Capital Loans were outstanding.

Certain Executive Officers

In connection with Mr. Uribe’s services as our Chief Investment Officer and other services provided to the Sponsor, Mr. Uribe and our Sponsor entered into an offer letter pursuant to which Mr. Uribe is entitled to receive a cash fee at a rate of $450,000 per annum paid by the sponsor in monthly installments from June 1, 2021 until the consummation of our initial Business Combination. Mr. Uribe’s relationship with our Sponsor will terminate automatically upon consummation of our initial Business Combination and may be terminated earlier by either party for any or no reason. Other than as described above, none of our executive officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers, directors, special advisors or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Catherine Ambrose, Jonathan Levav and Gregory Waldorf are “independent directors” under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which they are the related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm BDO USA, LLP, acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO USA, LLP, for services rendered.

Audit Fees. During the period from May 27, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $110,505 for the services BDO USA, LLP, performed in connection with our Initial Public Offering, quarterly reviews, and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period May 27, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from May 27, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from May 27, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy. The process for pre-approval of account fees and services is provided for in the audit committee charter which can be found on our website.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following financial statements are included in this report:

(b) Exhibits.

The exhibits required by Item 601 of Regulation S-K are set forth under “Index to Exhibits” and is incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Memorandum and Articles of Association.
4.1*	Specimen Class A Ordinary Shares Certificate.
4.5**	Description of Registrant’s Securities.
10.1*	Form of Letter Agreement among the Registrant, MELI Kaszek Pioneer Sponsor LLC and each of the executive officers and directors of the Registration.
10.2*	Form of Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.
10.3*	Form of Registration Rights Agreement among the Registrant, MELI Kaszek Pioneer Sponsor LLC and the Holders signatory thereto.
10.4*	Form of Private Placement Shares Purchase Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.5*	Form of Indemnity Agreement.
10.7*	Securities Subscription Agreement, dated June 17, 2021, between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.8*	Subscription and Amendment No. 1 to the Securities Subscription Agreement, dated September 10, 2021, between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.9*	Form of Administrative Services Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.10*	Forward Purchase Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K for the annual period ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed by the Company with the SEC on September 22, 2021 (File No. 333-259473).
**	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELI KASZEK PRIONEER CORP

Date: February 17, 2022	By:	/s/ Hernan Kazah
	Name:	Hernan Kazah
	Title:	Co-Chief Executive Officer

Date: February 17, 2022	By:	/s/ Pedro Arnt
	Name:	Pedro Arnt
	Title:	Co-Chief Executive Officer

 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hernan Kazah and Pedro Arnt and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hernan Kazah Hernan Kazah	Co-Chief Executive Officer	February 17, 2022

/s/ Pedro Arnt Pedro Arnt	Co-Chief Executive Officer	February 17, 2022

/s/ Catherine Ambrose Catherine Ambrose	Director	February 17, 2022

/s/ Jonathan Levav Jonathan Levav	Director	February 17, 2022

/s/ Gregory Waldorf Gregory Waldorf	Director	February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

MELI Kaszek Pioneer Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of MELI Kaszek Pioneer Corp (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from May 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from May 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company's auditor since 2021.

McLean, Virginia

February 17, 2022

MELI KASZEK PIONEER CORP

BALANCE SHEET

DECEMBER 31, 2021

Assets
Cash	$1,259,439
Prepaid expenses	858,375
Total current assets	2,117,814
Marketable securities held in Trust Account	287,505,954
Prepaid expenses - non-current	643,781
Total assets	$290,267,549

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued expenses	$32,419
Total current liabilities	32,419
Class L founder share derivative liabilities	84,257,215
Deferred underwriters fee	10,062,500
Total noncurrent liabilities	94,319,715
Total liabilities	94,352,134

Commitments and Contingencies
Redeemable Class A ordinary shares subject to possible redemption, 28,750,000 shares at $10.00 redemption value	287,505,954
Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 464,000,000 shares authorized; 975,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	98
Additional paid-in capital	—
Accumulated deficit	(91,590,637)
Total Shareholders’ Deficit	(91,590,539)
Total Liabilities, Common Stock Subject to Possible Redemption, and Shareholders’ Deficit	$290,267,549

The accompanying notes are an integral part of these financial statements.

MELI KASZEK PIONEER CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Inception-to-Date December 31,
2021
General and administrative expenses	$(398,463)
Loss from operations	(398,463)
Change in fair value of derivative liabilities	(29,275,740)
Financing expense on derivative liabilities	(54,956,475)
Interest on marketable securities held in Trust Account	5,954
Net loss	$(84,624,724)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	12,001,147
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(6.77)

Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	406,995
Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$(8.17)

The accompanying notes are an integral part of these financial statements.

MELI KASZEK PIONEER CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A ordinary shares subject to possible redemption		Class A ordinary shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance as of May 27, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Public Shares, net of $16,709,861 issuance costs	28,750,000	270,790,139
Sale of Private Placement Shares	—		975,000	98	9,749,902	—	9,750,000
Accretion of Class A ordinary shares redemption value	—	16,715,815	—	—	(9,749,902)	$(6,965,913)	(16,715,815)
Net loss	—	—	—	—	—	$(84,624,724)	(84,624,724)
Balance as of December 31, 2021	28,750,000	$287,505,954	975,000	$98	$—	$(91,590,637)	$(91,590,539)

The accompanying notes are an integral part of these financial statements.

MELI KASZEK PIONEER CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(84,624,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	29,275,740
Financing expense on derivative liabilities	54,956,475
Interest on marketable securities held in Trust Account	(5,954)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	32,419
Prepaid expenses	(1,502,156)
Net cash used in operating activities	(1,868,200)
Cash flows from Investing activities:
Investment of cash into Trust Account	(287,500,000)
Net cash used in Investing activities	(287,500,000)
Cash flows from Financing activities:
Proceeds from initial public offering, net of costs	281,750,000
Proceeds from Private Placement Shares	9,750,000
Proceeds from issuance of promissory payable - related party	226,376
Payment of promissory note payable – related party	(300,000)
Payments on deferred offering costs included in accrued expenses	(798,737)
Net cash provided by financing activities	290,627,639
—
Net change in cash	1,259,439
Cash, beginning of the period	—
Cash, end of the period	$1,259,439

Supplemental disclosure of noncash financing activities:
Deferred underwriters fee charged to additional paid-in capital	$10,062,500

The accompanying notes are an integral part of these financial statements.

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 27, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), a Cayman Islands limited liability company.

The registration statement for the Company’s IPO was declared effective on September 28, 2021. On October 1, 2021, the Company consummated the IPO of 28,750,000 shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares, at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 975,000 shares (the “Private Placement Shares”), at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000 which was received prior to the consummation of the IPO as discussed in Note 4.

Transaction costs of the IPO amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs.

Following the closing of the IPO on October 1, 2021 $287,500,000 ($10.00 per share) from the net offering proceeds of the sale of the Shares in the IPO and the sale of the Private Placement Shares was placed in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 24 months from the closing of the IPO, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO and subsequently accreted to redemption value, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

The Company will have only 24 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within such 24-month period from the closing of the IPO or during any Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, there is no assurance that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete the initial business combination, and a public shareholder would receive such lesser amount per share in connection with any redemption of the public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus (the "COVID-19 outbreak"). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty or its inability to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $1,259,439 in cash and working capital of $2,085,395.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2021, there were no cash equivalents.

Marketable Securities Held in Trust Account

As of December 31, 2021 the Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Marketable securities are presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in Interest on marketable securities held in the Trust Account in the accompanying statement of operations.

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. As of December 31, 2021, the Company recorded an accretion of $16,715,815, $9,749,902 of which was recorded in additional paid-in capital and $6,965,913 was recorded in accumulated deficit.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A ordinary shares or the statement of operations based on the relative value of the Class A ordinary shares to the proceeds received from the shares sold upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs in the aggregate of $16,709,861 were recognized all of which was allocated to Class A ordinary shares, reducing the carrying amount of such shares.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

Net Loss Per Share of Ordinary Shares

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share”. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

The Company’s statement of operations includes a presentation of loss per share. With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company has treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income/(loss) per ordinary share.

As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class L founder shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 5th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $10, $15, $20 per share as more fully described in Note 5. The Company has not considered the effect of the Class L founder shares in the calculation of diluted loss per share since the conversion of the Class L founder shares is contingent upon the occurrence of future events.

The earnings per share presented in the statement of operations is based on the following:

	December 31, 2021
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares
Basic and diluted net loss per share :
Numerator:
Allocation of net loss including accretion of temporary equity	$(98,016,501)	$(3,324,038)
Accretion of temporary equity to redemption value	16,715,815	-
Allocation of net loss	$(81,300,686)	$(3,324,038)
Denominator:
Weighted-average shares outstanding	12,001,147	406,995
Basic and diluted net loss per share	$(6.77)	$(8.17)

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with conversion and other options (sub-topic 470-20) and derivatives and hedging – contracts in entity’s own equity (sub-topic 815-40): accounting for convertible instruments and contracts in an entity’s own equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is applicable for fiscal years beginning after December 31, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance. The Company early adopted ASU 2020-06 and it did not have an impact on the Company’s financial statements.

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

Note 4 — Private Placement Shares

As of December 31, 2021, the Company received $9,750,000 from the Sponsor for the issuance of the 975,000 Private Placement Shares at a price of $10.00 per share.

The Private Placement Shares will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Company does not complete a Business Combination the Private Placement Shares will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

During 2021, the Sponsor paid $25,000 on behalf of the Company to cover Company expenses in consideration for 12,739,286 shares of Class L ordinary shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 30% of the ordinary shares upon completion of the IPO.

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

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

On September 10, 2021, the Company amended its memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). The Company’s Amended and Restated Memorandum and Articles of Association provide that the holders of the founder shares have the right to vote on the appointment of directors. Holders of the public shares are not entitled to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands prior to consummation of the initial Business Combination.

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

The Company’s Amended and Restated Memorandum and Articles of Association provide that the founder shares will convert into Class A ordinary shares after the initial Business Combination, only to the extent the trading price of the public shares exceeds certain market price thresholds after the initial Business Combination and before the fifth anniversary of the initial Business Combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares would equal, in the aggregate on an as-converted basis, would represent 10%, 20% or 30% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the founder shares, plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) forward purchase shares, based on whether the Class A ordinary shares trade at or above $10.00, $15.00 and $20.00 per share, respectively, for any 20 trading days within a 30-trading day period.

In addition, in the event of any liquidation, merger, share exchange, reorganization or other similar transaction is consummated after our initial Business Combination (“Strategic Transaction”) that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, then, immediately before the consummation of such Strategic Transaction, all of the then-outstanding founder shares will automatically convert into Class A ordinary shares, contemporaneously with the closing of such Strategic Transaction, at a ratio such that the aggregate number of Class A ordinary shares issuable upon conversion of all founder shares (including the founder shares) in the aggregate on an as-converted basis, would represent no more than 30% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the founder shares, plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) forward purchase shares.

All founder shares that have not been converted to Class A ordinary shares on the fifth anniversary of the initial Business Combination will be exchanged on such date, at the Company’s election, for an aggregate for all such Founder Shares of either (i) 100 Class A ordinary shares or (ii) cash, in an amount equal to the value of 100 Class A ordinary shares, based on the average market price of Class A ordinary shares over the period of five trading days ending two trading days before the date of exchange.

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

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of January 31, 2022, or the closing of the IPO. On October 5, 2021, the $300,000 outstanding on this note was repaid in full. As of December 31, 2021, there was no outstanding balance, or funds available, under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per shares at the option of the lender. Such shares would be identical to the Private Placement Shares. As of December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that will provide that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services. As of December 31, 2021, the Company paid $30,000 pursuant to this agreement which has been included in the general and administrative expenses in the accompanying statement of operations.

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

Note 6 — Derivative Financial Instruments

Class L founder shares

The Founder Shares are accounted for as a liability in accordance with ASC 815 and presented as a derivative liability on the balance sheet. The derivative liability was measured at fair value as of September 10, 2021 (date on which the Company amended its memorandum and articles of association) and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statement of operations.

The following table presents a summary of the changes in the fair value of the Class L founder shares derivative liabilities as of December 31, 2021:

Class L founder shares derivative liabilities
Fair value of Class L founder shares, September 10, 2021	$54,981,475
Changes in fair value during the period	29,275,740
Fair value of Class L founder shares, December 31, 2021	$84,257,215

MELI KASZEK PIONEER CORP
NOTES TO FINANCIAL STATEMENTS

The financial statement line items and amount of gain and losses on derivative instruments are reported in the statement of operations.

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities held in Trust Account	$287,505,954	$—	$—	$287,505,954
Total Assets	$287,505,954	$—	$—	$287,505,954
Liabilities
Class L founder share derivative liabilities	$—	$—	$84,257,215	$84,257,215
Total Liabilities	$—	$—	$84,257,215	$84,257,215

There were no transfers to and from Levels 1, 2 and 3 during the period ended December 31, 2021.

The Company measured the Class L founder shares derivative liabilities at fair value determined at Level 3. In order to capture the market conditions associated with the Class L founder shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class L founder shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs into the Monte-Carlo simulation model for Class L founder shares derivative liabilities were as follows on the date of issuance and as of December 31, 2021:

Input	September 10, 2021	December 31, 2021
Risk-free interest rate	1.01%	1.34%
Expected term	6.31 years	6.00 years
Expected volatility	17.2%	18.0%
Stock price	$10.00	$11.56
Dividend yield	0.0%	0.0%

Note 7 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of the founder shares and Private Placement Shares that may be issued upon conversion of working capital loans have registration rights that require us to register a sale of any of the Company’s securities held by them (in the case of the Founder Shares, only after conversion to the Class A ordinary shares) pursuant to a registration rights agreement signed at the closing of the IPO (the “Registration Rights Agreement”). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional ordinary shares to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On September 29, 2021, the underwriters exercised their over-allotment option in full.

On October 1, 2021, the Company paid underwriting discounts and commissions of $5,750,000 in the aggregate. Additionally, deferred underwriting discounts and commissions of $10,062,500, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Investment Management Trust Agreement

In connection with the IPO, the Company entered into an investment management trust agreement pursuant to which a portion of the proceeds of the IPO and the sale of the Private Placement Shares were delivered and are to be held in the Trust Account for the benefit of the Company and the holders of the shares issued in connection with the IPO.

Note 8 — Shareholders’ Equity (Deficit)

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, no preferred shares were issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 464,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 29,725,000 Class A ordinary shares issued and outstanding.