Form 10-Q
period 2022-03-31
MELI Kaszek Pioneer Corp
filed 2022-05-11
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

__________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022 there were 29,725,000 Class A ordinary shares, $0.0001 par value per share, and 12,739,286 Class L ordinary shares, $0.0001 par value per share, issued and outstanding.

MELI KASZEK PIONERR CORP

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.      Condensed Financial Statements (unaudited)

MELI KASZEK PIONEER CORP

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Cash	$1,029,491	$1,259,439
Prepaid expenses	866,775	858,375
Total current assets	1,896,266	2,117,814
Marketable securities held in Trust Account	287,534,905	287,505,954
Prepaid expenses - non-current	429,188	643,781
Total assets	$289,860,359	$290,267,549

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$18,540	$32,419
Total current liabilities	18,540	32,419
Class L ordinary share derivative liabilities	47,962,518	84,257,215
Deferred underwriters fee	10,062,500	10,062,500
Total noncurrent liabilities	58,025,018	94,319,715
Total liabilities	58,043,558	94,352,134

Commitments and Contingencies
Redeemable Class A ordinary shares subject to possible redemption, 28,750,000 shares at $10.00 redemption value	287,534,905	287,505,954
Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 464,000,000 shares authorized; 975,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	98	98
Additional paid-in capital	—	—
Accumulated deficit	(55,718,202)	(91,590,637)
Total Shareholders’ Deficit	(55,718,104)	(91,590,539)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$289,860,359	$290,267,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statement of Operations

(Unaudited)

For the three-month period ended March 31,
2022
General and administrative expenses	$(422,262)
Loss from operations	(422,262)
Change in fair value of derivative liabilities	36,294,697
Interest on marketable securities held in Trust Account	28,951
Net income	$35,901,386

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	28,750,000
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$1.21

Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	975,000
Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$1.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statement of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

For the three-month period ended March 31, 2022

(Unaudited)

	Class A ordinary shares subject to possible redemption		Class A ordinary shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2021	28,750,000	$287,505,954	975,000	$98	$—	$(91,590,637)	$(91,590,539)
Accretion of Class A ordinary shares redemption value	—	28,951	—	—	—	(28,951)	(28,951)
Net income	—	—	—	—	—	35,901,386	35,901,386
Balance as of March 31, 2022	28,750,000	$287,534,905	975,000	$98	$—	$(55,718,202)	$(55,718,104)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statement of Cash Flows

(Unaudited)

For the three-month period ended March 31,
2022
Cash flows from operating activities:
Net income	$35,901,386
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(36,294,697)
Interest on marketable securities held in Trust Account	(28,951)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,879)
Prepaid expenses	206,193
Net cash used in operating activities	(229,948)

Net decrease in cash	(229,948)
Cash, beginning of the period	1,259,439
Cash, end of the period	$1,029,491

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period ended March 31, 2022, relates to our search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (“IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), a Cayman Islands limited liability company.

The registration statement for the Company’s IPO was declared effective on September 28, 2021. On October 1, 2021, the Company consummated the IPO of 28,750,000 shares (the “Class A ordinary shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares, at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 975,000 shares (the “Private Placement Shares”), at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000 which was received prior to the consummation of the IPO.

Transaction costs of the IPO amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs.

Following the closing of the IPO on October 1, 2021 $287,500,000 ($10.00 per share) from the net offering proceeds of the sale of the Shares in the IPO and the sale of the Private Placement Shares was placed in a trust account (“Trust Account”) and are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as defined below) (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 24 months from the closing of the IPO, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

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

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions that began in February 2022 from the conflict between Russia and Ukraine that have resulted in the deployment of military forces to eastern Europe, sanctions and other restrictive actions against Russia, Belarus and related individuals and entities. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict has and could continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, could adversely affect the search for any target business with which the Company ultimately consummate the initial Business Combination. The extent and duration of conflict, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may affect Company’s ability to raise equity or debt financing in connection with any particular Business Combination.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had $1,029,491 and $1,259,439 in cash held outside of the Trust Account and working capital of $1,877,726 and $ 2,085,395, respectively.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of March 31, 2022 and December 31, 2021, there were no cash equivalents.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders' equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. As of March 31, 2022, the Company recorded an accretion of $28,951 which was recorded in accumulated deficit. As of December 31, 2021, the Company recorded an accretion of $16,715,815, $9,749,902 of which was recorded in additional paid-in capital and $6,965,913 was recorded in accumulated deficit.

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

The Company’s statement of operations includes a presentation of loss per share. With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income/(loss) per ordinary share.

As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class L ordinary shares (the “Class L ordinary shares”) will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 5th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $10, $15, $20 per share. The Company has not considered the effect of the Class L ordinary shares in the calculation of diluted loss per share since the conversion of the Class L ordinary shares is contingent upon the occurrence of future events.

The earnings per share presented in the statement of operations is based on the following:

	March 31, 2022
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares
Basic and diluted net income per share :
Numerator:
Allocation of net income including accretion of temporary equity	$34,695,795	$1,176,640
Accretion of temporary equity to redemption value	28,951	-
Allocation of net income	$34,724,746	$1,176,640
Denominator:
Weighted-average shares outstanding	28,750,000	975,000
Basic and diluted net income per share	$1.21	$1.21

Recently Adopted Accounting Standards

The Company has considered all other new accounting standards and has concluded that there are no new standards that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Note 3 — Initial Public Offering

On October 1, 2021, the Company consummated its IPO of 28,750,000 Class A ordinary shares (including 3,750,000 Class A ordinary shares pursuant to the underwriters’ exercise in full of the over-allotment option) at a purchase price of $10.00 per ordinary share, generating gross proceeds of $287,500,000.

Note 4 — Private Placement Shares

Following the closing of the IPO, the Company received $9,750,000 from the Sponsor for the issuance of the 975,000 Private Placement Shares at a price of $10.00 per share.

The Private Placement Shares will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Company does not complete a Business Combination the Private Placement Shares will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

During 2021, the Sponsor paid $25,000 on behalf of the Company to cover Company expenses in consideration for 12,739,286 shares of Class L ordinary shares. The number of Class L ordinary shares issued was determined based on the expectation that the Class L ordinary shares would represent 30% of the ordinary shares upon completion of the IPO.

The Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Class L ordinary shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Class L ordinary shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company amended and restated memorandum and articles of association (as defined below) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of this offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Class L ordinary shares they hold if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO or during any Extended Period, although they will be entitled to liquidating distribution from the Trust Account with respect to any public shares they hold if the Company fails to complete an initial Business Combination within such time period. If the Company submits an initial Business Combination to the Company’s public shareholders for a vote, the Company’s initial shareholders have agreed to vote their Class L ordinary shares, their Private Placement Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

On September 10, 2021, the Company amended its memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). The Company’s Amended and Restated Memorandum and Articles of Association provide that the holders of the Class L ordinary shares have the right to vote on the appointment of directors. Holders of the public shares are not entitled to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands prior to consummation of the initial Business Combination.

The Sponsor has agreed not to transfer, assign or sell (i) any of their Class L ordinary shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) eighteen months after the completion of the initial Business Combination, (B) subsequent to the initial Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $13.00 per share (as adjusted for share sub-divisions, share dividends, right issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (C) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion of any Class L ordinary shares will not be subject to such restrictions on transfer.

The Company’s Amended and Restated Memorandum and Articles of Association provide that the Class L ordinary shares will convert into Class A ordinary shares after the initial Business Combination, only to the extent the trading price of the public shares exceeds certain market price thresholds after the initial Business Combination and before the fifth anniversary of the initial Business Combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class L ordinary shares would equal, in the aggregate on an as-converted basis, would represent 10%, 20% or 30% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class L ordinary shares, plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) forward purchase shares, based on whether the Class A ordinary shares trade at or above $10.00, $15.00 and $20.00 per share, respectively, for any 20 trading days within a 30-trading day period.

In addition, in the event of any liquidation, merger, share exchange, reorganization or other similar transaction is consummated after our initial Business Combination (“Strategic Transaction”) that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, then, immediately before the consummation of such Strategic Transaction, all of the then-outstanding Class L ordinary shares will automatically convert into Class A ordinary shares, contemporaneously with the closing of such Strategic Transaction, at a ratio such that the aggregate number of Class A ordinary shares issuable upon conversion of all Class L ordinary shares (including the Class L ordinary shares) in the aggregate on an as-converted basis, would represent no more than 30% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the Class L ordinary shares, plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) forward purchase shares.

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

The Company accounts for the Class L ordinary shares as equity linked instruments. Based on the guidance in ASC 815, certain adjustments to the settlement amount of the Class L ordinary shares are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40. The Class L ordinary shares are recorded as liabilities as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of January 31, 2022, or the closing of the IPO. On October 5, 2021, the $300,000 outstanding on this note was repaid in full.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per shares at the option of the lender. Such shares would be identical to the Private Placement Shares. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that provides that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services. During the period ended March 31, 2022, the Company paid $30,000 pursuant to this agreement which has been included in the general and administrative expenses in the accompanying statement of operations.

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

Note 6 — Derivative Financial Instruments

Class L Ordinary Shares

The Class L ordinary shares are accounted for as a liability in accordance with ASC 815 and presented as a derivative liability on the balance sheet. The derivative liability was measured at fair value as of September 10, 2021 (date on which the Company amended its memorandum and articles of association) and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statement of operations.

The following table presents a summary of the changes in the fair value of the Class L ordinary shares derivative liabilities as of March 31, 2022:

Class L ordinary shares derivative liabilities
Fair value of Class L ordinary shares, December 31, 2021	$84,257,215
Changes in fair value during the period	(36,294,697)
Fair value of Class L ordinary shares, March 31, 2022	$47,962,518

The financial statement line items and amount of gain and losses on derivative instruments are reported in the statement of operations.

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities held in Trust Account	$287,534,905	$—	$—	$287,534,905
Total Assets	$287,534,905	$—	$—	$287,534,905
Liabilities
Class L founder share derivative liabilities	$—	$—	$47,962,518	$47,962,518
Total Liabilities	$—	$—	$47,962,518	$47,962,518

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities held in Trust Account	$287,505,954	$—	$—	$287,505,954
Total Assets	$287,505,954	$—	$—	$287,505,954
Liabilities
Class L founder share derivative liabilities	$—	$—	$84,257,215	$84,257,215
Total Liabilities	$—	$—	$84,257,215	$84,257,215

There were no transfers to and from Levels 1, 2 and 3 during the period ended March 31, 2022.

The Company measured the Class L ordinary shares derivative liabilities at fair value determined at Level 3. In order to capture the market conditions associated with the Class L ordinary shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class L ordinary shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs into the Monte-Carlo simulation model for Class L ordinary shares were as follows on the date of issuance, as of March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.34%
Expected term	5.76 years	6.00 years
Expected volatility	11.2%	18.0%
Stock price	$10.30	$11.56
Dividend yield	0.0%	0.0%

Note 7 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Class L ordinary shares and Private Placement Shares that may be issued upon conversion of working capital loans have registration rights that require us to register a sale of any of the Company’s securities held by them (in the case of the Class L ordinary shares, only after conversion to the Class A ordinary shares) pursuant to a registration rights agreement signed at the closing of the IPO (the “Registration Rights Agreement”). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional ordinary shares to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On September 29, 2021, the underwriters exercised their over-allotment option in full.

On October 1, 2021, the Company paid underwriting discounts and commissions of $5,750,000 in the aggregate. Additionally, a deferred underwriting discounts and commissions of $10,062,500, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Investment Management Trust Agreement

In connection with the IPO, the Company entered into an investment management trust agreement pursuant to which a portion of the proceeds of the IPO and the sale of the Private Placement Shares were delivered and are to be held in the Trust Account for the benefit of the Company and the holders of the shares issued in connection with the IPO.

Note 8 — Shareholders’ Equity (Deficit)

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, no preferred shares were issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 464,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 29,725,000 Class A ordinary shares issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as those factors described in the section entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022 and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The registration statement for our Initial Public Offering was declared effective by the SEC on September 28, 2021. On October 1, 2021, we consummated our Initial Public Offering of 28,750,000 Class A ordinary shares (the “Class A ordinary shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 975,000 shares (the “Private Placement Shares”), at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000 which was received prior to the consummation of the Initial Public Offering.

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs.

Following the closing of the Initial Public Offering, a total of $287,500,000 was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest to pay our taxes, none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, (ii) the redemption of our public shares if we are unable to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law, and (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial Business Combination within 24 months from the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

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

•may significantly dilute the equity interest of investors in the Initial Public Offering;

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

Results of Operations

As of March 31, 2022, we had not commenced any operations nor generated any revenues. All activity for the period ended March 31, 2022 relates to our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in the Trust Account (as defined below). We expect to incur increased expenses, as compared to the period before our Initial Public Offering, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period ended March 31, 2022, we had a net income of $35,901,386, consisting of $422,262 of general and administrative expenses, $28,951 of interest on marketable securities held in Trust Account and changes in the value of the Class L ordinary shares derivative liabilities of $36,294,697.

Liquidity and Capital Resources

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

Upon closing of the Initial Public Offering, a total of $287,500,000 was placed in the Trust Account. The proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

As of March 31, 2022 and December 31, 2021, we had cash outside our Trust Account of $1,029,491 and $1,259,439 and had working capital of $1,877,726 and $2,085,395 (not taking into account any tax obligations), respectively. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination.

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

The following table presents our cash flows from operating activities for the three-month periods ended March 31, 2022:

Net cash used in:	March 31, 2022
Operating activities	$(229,948)
Net decrease in cash	$(229,948)

Cash used in operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital. Net cash used in operating activities in the three-month period ended March 31, 2022 resulted mainly from a decrease in prepaid expenses.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the Class L ordinary shares, Private Placement Shares and private placement shares that may be issued upon conversion of working capital loans have registration rights that require us to register a sale of any of our securities held by them (in the case of the Class L ordinary shares, only after conversion to our Class A ordinary shares) pursuant to a registration rights agreement at the closing of the Initial Public Offering (the “Registration Rights Agreement”). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

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

However, the Registration Rights Agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Class L ordinary shares, any Class A ordinary shares issuable upon conversion thereof and the forward purchase shares, until the earlier of (A) eighteen months after the completion of our initial Business Combination, or (B) subsequent to our initial Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $13.00 per share (as adjusted for share sub-divisions, share dividends, right issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (C) following the completion of our initial Business Combination, such future date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement shares, 30 days after the completion of our initial Business Combination. We will bear the costs and expenses of filing any such registration statements.

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that provides that, subsequent to the closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Class L ordinary shares

The Class L ordinary shares are accounted for as a liability in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” and presented as a derivative liability on the balance sheet. The derivative liability was measured at fair value as of September 10, 2021 and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Class L ordinary shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class L ordinary shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The inputs used as of March 31, 2022, were as follow: risk-free rate of 2.41%; expected term of 5.76 years; expected volatility of 11.2% and stock price of $10.30.

The inputs used as of December 31, 2021, were as follow: risk-free rate of 1.34%; expected term of 6.00 years; expected volatility of 18.0% and stock price of $11.56.

Recent Accounting Standards

The Company has considered all other new accounting standards and has concluded that there are no new standards that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 17, 2022.

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations. In particular, we are required to comply with certain SEC and other legal requirements related to a potential business combination. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC or other regulators, and we may become subject to heightened or increased scrutiny by the SEC.

On March 30, 2022, the SEC proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosure with regards to the use of projections in SEC filings in connection with proposed business combination transactions; expanding the scope of potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination, may increase the costs and time related thereto.

Our search for a target, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the geopolitical uncertainty and macroeconomic environment resulting from the Russia-Ukraine conflict and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions that began in February 2022 from the conflict between Russia and Ukraine that have resulted in the deployment of military forces to eastern Europe, sanctions and other restrictive actions against Russia, Belarus and related individuals and entities. The conflict and the resulting measures that have been taken, and could be taken in the future, by the North Atlantic Treaty Organization, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict has and could continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the conflict and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of conflict, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities or our ability to raise equity or debt financing in connection with any particular business combination.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELI KASZEK PRIONEER CORP

Date: May 11, 2022	By:	/s/ Hernan Kazah
	Name:	Hernan Kazah
	Title:	Co-Chief Executive Officer

Date: May 11, 2022	By:	/s/ Pedro Arnt
	Name:	Pedro Arnt
	Title:	Co-Chief Executive Officer