Form 10-Q
period 2022-06-30
MELI Kaszek Pioneer Corp
filed 2022-08-01
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

__________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022 there were 29,725,000 Class A ordinary shares, $0.0001 par value per share, and 12,739,286 Class L ordinary shares, $0.0001 par value per share, issued and outstanding.

MELI KASZEK PIONERR CORP

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.      Condensed Financial Statements (unaudited)

MELI KASZEK PIONEER CORP

Condensed Balance Sheets

As of June 30, 2022 and December 31, 2022

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Cash	$922,549	$1,259,439
Prepaid expenses	864,375	858,375
Total current assets	1,786,924	2,117,814
Marketable securities held in Trust Account	287,923,135	287,505,954
Prepaid expenses - non-current	214,594	643,781
Total assets	$289,924,653	$290,267,549

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$12,180	$32,419
Total current liabilities	12,180	32,419
Class L ordinary share derivative liability	32,548,042	84,257,215
Deferred underwriters fee	10,062,500	10,062,500
Total noncurrent liabilities	42,610,542	94,319,715
Total liabilities	42,622,722	94,352,134

Commitments and Contingencies
Redeemable Class A ordinary shares subject to possible redemption, 28,750,000 shares at $10.00 redemption value	287,923,135	287,505,954
Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 464,000,000 shares authorized; 975,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	98	98
Additional paid-in capital	—	—
Accumulated deficit	(40,621,302)	(91,590,637)
Total Shareholders’ Deficit	(40,621,204)	(91,590,539)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$289,924,653	$290,267,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Operations

For the six and three-month periods ended June 30, 2022 and for the period from May 27 (Inception) through June 30, 2021

(Unaudited)

	For the six-month period ended June 30, 2022	For the three-month period ended June 30, 2022	For the period from May 27, 2021 (Inception) through June 30, 2021
General and administrative expenses	$(739,838)	$(317,576)	$(10,624)
Loss from operations	(739,838)	(317,576)	(10,624)
Change in fair value of derivative liability	51,709,173	15,414,476	—
Interest on marketable securities held in Trust Account	417,181	388,230	—
Net income (loss)	$51,386,516	$15,485,130	$(10,624)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	28,750,000	28,750,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$1.73	$0.52	$—

Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	975,000	975,000	—
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$1.71	$0.51	$—

Weighted average shares outstanding of Class L ordinary shares, basic and diluted	—	—	12,739,286
Basic and diluted net loss per share, Class L ordinary shares	$—	$—	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

For the six-month period ended June 30, 2022 and for the period from May 27 (Inception) through June 30, 2021

(Unaudited)

	Class A ordinary shares subject to possible redemption		Class A ordinary shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2021	28,750,000	$287,505,954	975,000	$98	$—	$(91,590,637)	$(91,590,539)
Accretion of Class A ordinary shares redemption value	—	28,951	—	—	—	(28,951)	(28,951)
Net income of the period	—	—	—	—	—	35,901,386	35,901,386
Balance as of March 31, 2022	28,750,000	$287,534,905	975,000	$98	$—	$(55,718,202)	$(55,718,104)
Accretion of Class A ordinary shares redemption value		388,230	—	—	—	(388,230)	(388,230)
Net income of the period	—	—	—	—	—	15,485,130	15,485,130
Balance as of June 30, 2022	28,750,000	$287,923,135	975,000	$98	$—	$(40,621,302)	$(40,621,204)

	Class L ordinary shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance as of May 27, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class L ordinary shares to the Sponsor	12,739,286	1,274	—	—	1,274
Additional paid-in capital	—	—	23,726	—	23,726
Net loss	—	—	—	(10,624)	(10,624)
Balance as of June 30, 2021	12,739,286	$1,274	$23,726	$(10,624)	$14,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Cash Flows

For the six-month period ended June 30, 2022 and for the period from May 27 (Inception) through June 30, 2021

(Unaudited)

	For the six-month period ended June 30, 2022	For the period from May 27, 2021 (Inception) through June 30, 2021
Cash flows from operating activities:
Net income (loss)	$51,386,516	$(10,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	(51,709,173)	—
Interest on marketable securities held in Trust Account	(417,181)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(20,239)	10,624
Prepaid expenses	423,187	—
Net cash used in operating activities	(336,890)	—

Net (decrease) in cash	(336,890)	—
Cash, beginning of the period	1,259,439	—
Cash, end of the period	$922,549	$—

Supplemental disclosure of noncash financing activities:
Payment by the sponsor of deferred offering costs in exchange for the issuance of Class L ordinary share	$—	$25,000
Deferred offering costs included in accrued offering costs	—	558,975
Payment by the sponsor of deferred offering costs included in Promissory note - related party	—	11,500

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period ended June 30, 2022, relates to our search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (“IPO”).

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had $922,549 and $1,259,439 in cash held outside of the Trust Account and working capital of $1,774,744 and $2,085,395, respectively.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Marketable securities are presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in interest on marketable securities held in the Trust Account in the accompanying statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the six and three-month periods ended June 30, 2022, the Company recorded an accretion of $417,181 and $388,230, respectively, which was recorded in accumulated deficit.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented on the balance sheets, primarily due to their short-term nature.

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

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820 approximates the carrying amounts represented on the balance sheets.

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

Net Income/(Loss) Per Share of Ordinary Shares

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period.

The Company’s statements of operations includes a presentation of loss per share. With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company has treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income/(loss) per ordinary share.

As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The earnings per share presented in the statements of operations is based on the following:

	For the six-month period ended June 30, 2022		For the three-month period ended June 30, 2022
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$49,297,507	$1,671,828	$14,601,712	$495,188
Accretion of temporary equity to redemption value	417,181	—	388,230	—
Allocation of net income	$49,714,688	$1,671,828	$14,989,942	$495,188
Denominator:
Weighted-average shares outstanding	28,750,000	975,000	28,750,000	975,000
Basic and diluted net income per share	$1.73	$1.71	$0.52	$0.51

For the period from May 27, 2021 (Inception) through June 30, 2021
Class L ordinary shares
Basic and diluted net income per share:
Numerator:
Net loss	$(10,624)
Denominator:
Weighted-average shares outstanding	12,739,286
Basic and diluted net loss per share	$(0.00)

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

Note 5 — Related Party Transactions

Founder Shares

On June 17, 2021, the Sponsor paid $25,000 on behalf of the Company to cover Company expenses in consideration for 12,739,286 shares of Class L ordinary shares. The number of Class L ordinary shares issued was determined based on the expectation that the Class L ordinary shares would represent 30% of the ordinary shares upon completion of the IPO.

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

The Company accounts for the Class L ordinary shares as equity linked instruments. Based on the guidance in ASC 815, certain adjustments to the settlement amount of the Class L ordinary shares are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40. The Class L ordinary shares are recorded as a liability as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of January 31, 2022, or the closing of the IPO. On October 5, 2021, the $300,000 outstanding on this note was repaid in full. The Company can no longer borrow under this facility.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per shares at the option of the lender. Such shares would be identical to the Private Placement Shares. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that provides that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services. For the six and three-month period ended June 30, 2022, the Company incurred $60,000 and $30,000, respectively, pursuant to this agreement which has been included in the general and administrative expenses in the accompanying statements of operations. As of June 30, 2022, the outstanding balance due to the Sponsor was $10,000.

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

Note 6 — Derivative Financial Instruments

Class L Ordinary Shares

The Class L ordinary shares are accounted for as a liability in accordance with ASC 815 and presented as a derivative liability on the balance sheets. The derivative liability was measured at fair value as of September 10, 2021 (date on which the Company amended its memorandum and articles of association) and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statements of operations.

The following table presents a summary of the changes in the fair value of the Class L ordinary shares derivative liability as of June 30, 2022:

Class L ordinary shares derivative liability
Fair value of Class L ordinary shares, December 31, 2021	$84,257,215
Changes in fair value during the six-month period	(51,709,173)
Fair value of Class L ordinary shares, June 30, 2022	$32,548,042

The financial statement line items and amount of gain and losses on derivative instruments are reported in the statements of operations.

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities held in Trust Account	$287,923,135	$—	$—	$287,923,135
Total Assets	$287,923,135	$—	$—	$287,923,135
Liabilities
Class L founder share derivative liability	$—	$—	$32,548,042	$32,548,042
Total Liabilities	$—	$—	$32,548,042	$32,548,042

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities held in Trust Account	$287,505,954	$—	$—	$287,505,954
Total Assets	$287,505,954	$—	$—	$287,505,954
Liabilities
Class L founder share derivative liability	$—	$—	$84,257,215	$84,257,215
Total Liabilities	$—	$—	$84,257,215	$84,257,215

There were no transfers to and from Levels 1, 2 and 3 during the six and three-month periods ended June 30, 2022.

The Company measured the Class L ordinary shares derivative liability at fair value determined at Level 3. In order to capture the market conditions associated with the Class L ordinary shares derivative liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class L ordinary shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs into the Monte-Carlo simulation model for Class L ordinary shares were as follows on the date of issuance, as of June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	3.02%	1.34%
Expected term	5.51 years	6.00 years
Expected volatility	3.7%	18.0%
Stock price	$9.90	$11.56
Dividend yield	0.0%	0.0%

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

Note 8 — Shareholders’ Equity (Deficit)

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, no preferred shares were issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 464,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 29,725,000 Class A ordinary shares issued and outstanding.

Note 9 - General and administrative expenses

	For the six-month period ended June 30, 2022	For the three-month period ended June 30, 2022	For the period from May 27, 2021 (Inception) through June 30, 2021
Insurance	$429,188	$214,594	$—
Other expenses	310,650	102,982	10,624
General and administrative expenses	$739,838	$317,576	$10,624

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

Results of Operations

As of June 30, 2022, we had not commenced any operations nor generated any revenues. All activity for the period ended June 30, 2022 relates to our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in the Trust Account (as defined below). We expect to incur increased expenses, as compared to the period before our Initial Public Offering, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six-month period ended June 30, 2022, we had a net income of $51,386,516, consisting of $739,838 of general and administrative expenses ($429,188 corresponding to insurance expenses), $417,181 of interest on marketable securities held in Trust Account and changes in the value of the Class L ordinary shares derivative liability of $51,709,173. For the three-month period ended June 30, 2022, we had a net income of $15,485,130, consisting of $317,576 of general and administrative expenses ($214,594 corresponding to insurance expenses), $388,230 of interest on marketable securities held in Trust Account and changes in the value of the Class L ordinary shares derivative liability of $15,414,476. For the period from May 27, 2021 (inception) through June 30, 2021, we had a net loss of $10,624, consisting in general and administrative expenses.

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

As of June 30, 2022 and December 31, 2021, we had cash outside our Trust Account of $922,549 and $1,259,439 and had working capital of $1,774,744 and $2,085,395 (not taking into account any tax obligations), respectively. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination.

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

The following table presents our cash flows from operating activities for the six-month period ended June 30, 2022:

Net cash (used in):	For the six-month period ended June 30, 2022	For the three-month period ended June 30, 2022	For the period from May 27, 2021 (Inception) through June 30, 2021
Operating activities	$(336,890)	$(106,942)	$—
Net decrease in cash	$(336,890)	$(106,942)	$—

Cash used in operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital. Net cash used in operating activities in the six and three-month periods ended June 30, 2022 resulted mainly from a decrease in prepaid expenses.

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

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that provides that, subsequent to the closing of the Initial Public Offering and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company pays the Sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Class L ordinary shares

The Class L ordinary shares are accounted for as a liability in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” and presented as a derivative liability on the balance sheets. The derivative liability was measured at fair value as of September 10, 2021 and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class L ordinary shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class L ordinary shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The inputs used as of June 30, 2022, were as follow: risk-free rate of 3.02%; expected term of 5.51 years; expected volatility of 3.7% and stock price of $9.90.

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

On March 30, 2022, the SEC proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving Special Purpose Acquisition Companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosure with regards to the use of projections in SEC filings in connection with proposed business combination transactions; expanding the scope of potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination, may increase the costs and time related thereto.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELI KASZEK PRIONEER CORP

Date: August 1, 2022	By:	/s/ Hernan Kazah
	Name:	Hernan Kazah
	Title:	Co-Chief Executive Officer

Date: August 1, 2022	By:	/s/ Pedro Arnt
	Name:	Pedro Arnt
	Title:	Co-Chief Executive Officer