Form 10-Q/A
period 2021-09-30
MELI Kaszek Pioneer Corp
filed 2022-11-21
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q/A

Amendment No. 1

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

_________________

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

As of November 21, 2022 there were 29,725,000 Class A ordinary shares, $0.0001 par value per share, and 12,739,286 Class L ordinary shares, $0.0001 par value per share.

EXPLANATORY NOTE

Throughout this report, references to the “Company,” “MEKA,” “we,” “us,” and “our” refer to MELI Kaszek Pioneer Corp, unless the context requires otherwise.

As we previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 21, 2022, we restated our financial statements for the period from May 27, 2021 (inception) through December 31, 2021 and for the quarter ended September 30, 2021 in connection with the net loss per ordinary share (“EPS”) errors detected in applying certain accounting principles.

As discussed in further detail below in Part I - Item 4. Controls and Procedures, our management has determined that a material weakness existed in internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The weakness identified is a misapplication of the calculation of the weighted-average number of ordinary shares outstanding during the relevant period for EPS.

Management has already undertaken steps to improve the system of evaluating and implementing the accounting standards that apply to our financial statements, and the Company plans to expand and improve our review process for complex securities and related accounting standards, including EPS. The Company also plans to further improve this process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications.

As discussed in Note 2 - Restatement of Previously Issued Financial Statements included in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021 (the “Amendment”), our previously filed financial statements for the periods described above have been restated to reflect the correction of the EPS error. This restatement resulted solely in non-cash, non-operating financial statement corrections, which have no impact on the Company’s current or previously reported income, expenses, assets, or liabilities, except for the aforementioned EPS.

We are filing this Amendment to amend and restate in its entirety our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 9, 2021 (the “Original 10-Q”), as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original 10-Q should no longer be relied upon.

MELI KASZEK PIONEER CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Part I - Financial Information		1
Item 1.	Financial Statements (restated)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statement of Operations for the three-month period ended September 30, 2021 and the period from May 27, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three month-period ended September 30, 2021 and the period from May 27, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from May 27, 2021 (inception) through September 30, 2021	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures (restated)	20

Part II – Other Information		21
Item 1.	Legal Proceedings.	21
Item 1A.	Risk Factors (restated).	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	22
Item 4.	Mine Safety Disclosures.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	23

Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MELI KASZEK PIONEER CORP

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

Assets
Cash	$4,005,780
Deferred offering costs	897,361
Total current assets	4,903,141
Restricted cash	5,750,000
Total assets	$10,653,141

Liabilities and Shareholders’ Deficit
Accrued offering costs	$588,765
Promissory note - related party	300,000
Prepaid stock subscription	9,750,000
Total current liabilities	10,638,765
Class L ordinary shares derivative liability	55,875,310
Total noncurrent liabilities	55,875,310
Total liabilities	66,514,075

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 464,000,000 shares authorized; none issued or outstanding	—
Additional paid-in capital	—
Accumulated deficit	(55,860,934)
Total Shareholders’ Deficit	(55,860,934)
Total Liabilities and Shareholders’ Deficit	$10,653,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months Ended September 30, 2021	Inception-to-Date September 30, 2021
	(Restated)	(Restated)
Formations costs	$—	$(10,624)
Loss from operations	—	(10,624)
Change in fair value of derivative liability	(893,835)	(893,835)
Financing expense on derivative liability	(54,956,475)	(54,956,475)
Loss before income tax expense	(55,850,310)	(55,860,934)
Net loss	$(55,850,310)	$(55,860,934)

Weighted average shares outstanding of Class L ordinary shares, basic and diluted	12,739,286	12,739,286
Basic and diluted net loss per share, Class L ordinary shares	$(4.38)	$(4.38)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (RESTATED) (UNAUDITED)

	Class L ordinary shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of May 27, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class L ordinary shares to Sponsor (Note 6)	12,739,286	1,274	23,726	—	25,000
Net loss	—	—	—	(10,624)	(10,624)
Balance as of June 30, 2021	12,739,286	$1,274	$23,726	$(10,624)	$14,376
Reclassification of Class L ordinary shares to derivative liability (Note 6)	(12,739,286)	(1,274)	(23,726)	—	(25,000)
Net loss	—	—	—	(55,850,310)	(55,850,310)
Balance as of September 30, 2021	—	$—	$—	$(55,860,934)	$(55,860,934)

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

The Company’s sponsor is MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), a Cayman Islands limited liability company.

The registration statement for the Company’s IPO was declared effective on September 28, 2021. On October 1, 2021, the Company consummated the IPO of 28,750,000 Class A ordinary shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 Class A ordinary shares, at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 975,000 Private Placement Shares, at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000, which was received prior to the consummation of the IPO as discussed in Note 5.

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

Note 2 – Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed financial statements as of and for the three months ended September 30, 2021 and for the period from May 27, 2021 (inception) to September 30, 2021, the Company identified an error in its calculation of basic and diluted net loss per share and concluded that the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2021 should be restated. As discussed in Note 6, on September 10, 2021, the Company amended certain terms of the Class L ordinary shares (the “Class L Shares”) held by the Sponsor. As a result of the amendment, the Class L Shares no longer met the requirement to be classified in equity and was recorded as a liability. The Company did not consider the Class L Shares in its EPS calculation as of September 30, 2021 and therefore did not present EPS. Management re-evaluated this conclusion and determined that basic and diluted net loss per share should be calculated by attributing net loss for the period to the Class L Shares, which represent the Sponsor’s existing equity interest in the Company and the only class of shares outstanding for the period.

Impact of the Restatement on Net Loss Per Share of Ordinary Shares

	Three Months Ended September 30, 2021			Inception-to-Date September 30, 2021
	As reported as previously 10-Q	Adjustment	As Restated	As reported as previously 10-Q	Adjustment	As Restated
Basic and diluted net loss per share:
Numerator:
Net loss	$—	$(55,850,310)	$(55,850,310)	$—	$(55,860,934)	$(55,860,934)
Denominator:
Weighted-average shares outstanding	—	12,739,286	12,739,286	—	12,739,286	12,739,286
Basic and diluted net loss per share	$—	$(4.38)	$(4.38)	$—	$(4.38)	$(4.38)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Net Loss Per Share of Ordinary Shares (Restated)

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share”. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

The loss per share presented in the statements of operations is based on the following:

	Three Months Ended September 30, 2021	Inception-to-Date September 30, 2021
	Class L ordinary shares	Class L ordinary shares
Basic and diluted net loss per share:
Numerator:
Net loss	$(55,850,310)	$(55,860,934)
Denominator:
Weighted-average shares outstanding	12,739,286	12,739,286
Basic and diluted net loss per share	$(4.38)	$(4.38)

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

Note 4 — Initial Public Offering

On October 1, 2021, the Company consummated its IPO of 28,750,000 Class A ordinary shares (including 3,750,000 Class A ordinary shares pursuant to the underwriters’ exercise in full of the over-allotment option) at a purchase price of $10.00 per ordinary share, generating gross proceeds of $287,500,000.

Note 5 — Private Placement Shares

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

Note 6 — Related Party Transactions

Founder Shares

As of June 17, 2021, the Sponsor paid $25,000 on behalf of the Company to cover Company expenses in consideration for 3,194,444 shares of Class B ordinary shares and 9,126,984 shares of Class L ordinary shares. On September 10, 2021, the Company passed a special resolution to amend the authorized share capital of the Company to $50,000 divided into 464,000,000 Class A ordinary shares, 35,000,000 Class L ordinary shares and 1,000,000 preference shares by (i) redesignating the 6,805,556 unissued Class B ordinary shares into 6,805,556 Class L ordinary shares and (ii) converting into stock the 3,194,444 issued Class B ordinary shares and reconverting and redesignating into 3,194,444 Class L ordinary shares. On September 10, 2021, the securities subscription agreement was amended to provide for the issuance of an additional 417,858 Class L ordinary shares such that, in the aggregate, our sponsor owns 12,739,286 Class L ordinary shares. The number of Class L ordinary shares issued was determined based on the expectation that the Class L ordinary shares would represent 30% of the ordinary shares upon completion of the IPO.

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

Note 7 — Derivative Financial Instruments

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

Note 8 — Commitments and Contingencies

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

Note 9 — Shareholders’ Equity (Deficit)

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

Note 10 — Subsequent Events

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

ITEM 4. CONTROLS AND PROCEDURES (RESTATED)

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Co-Chief Executive Officers, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”).

Based upon that evaluation, our Co-Chief Executive Officers concluded that, as of the Evaluation Date, our disclosure controls and procedures are operating effectively except for the material weakness in our internal control relating to the calculation net loss per ordinary share (“EPS”). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed interim financial statements included in this Amendment No. 1 Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amendment No. 1 to the Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper determination of our EPS, which is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the relevant period. As of September 30, 2021, the only shares issued and outstanding of the Company were its Class L ordinary shares, $0.0001 par value per share (the “Class L Shares”). The Class L Shares represent a derivative liability which is measured at fair value. The Company did not consider the Class L Shares in its EPS calculation for three months ended September 30, 2021 and for the period from May 27, 2021 (inception) through September 30, 2021, and therefore did not present EPS. Management re-evaluated this conclusion and determined that basic and diluted net loss per share should be calculated by attributing net loss for the period to the Class L Shares, which represent the Sponsor’s existing equity interest in the Company and the only class of shares outstanding for the period.

Management is in the process of implementing remediation steps to address the material weakness that led to the restatement of our audited financial statements described in this report and to improve our internal control over financial reporting. Specifically, our plans at this time are to expand and improve our review process for complex securities and related accounting standards. We also plan to further improve this process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS (RESTATED).

Except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on September 22, 2021.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments related to the improper calculation of the weighted-average number of ordinary shares outstanding during the relevant period for net income (loss) per ordinary share. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness we identified, see Part I, Item 4: Controls and Procedures included in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors and potential targets to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Amendment No. 1 Form 10-Q/A.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Amendment No. 1 Form 10-Q/A for the quarterly period ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELI KASZEK PRIONEER CORP

Date: November 21, 2022	By:	/s/ Hernan Kazah
	Name:	Hernan Kazah
	Title:	Co-Chief Executive Officer

Date: November 21, 2022	By:	/s/ Pedro Arnt
	Name:	Pedro Arnt
	Title:	Co-Chief Executive Officer