Form 10-K/A
period 2021-12-31
MELI Kaszek Pioneer Corp
filed 2022-11-21
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K/A

Amendment No. 1

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

As we previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 21, 2022, we restated our financial statements for the period from May 27, 2021 (inception) through December 31, 2021 and for the quarter ended September 30, 2021 in connection with the net income (loss) per ordinary share (“EPS”) errors detected in applying certain accounting principles.

As discussed in further detail below in Part II - Item 9A. Controls and Procedures, our management has determined that a material weakness existed in internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The weakness identified is a misapplication of the calculation of the weighted-average number of ordinary shares outstanding during the relevant period for EPS.

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

As discussed in Note 2 - Restatement of Previously Issued Financial Statements included in this Amendment No. 1 to our Annual Report on Form 10-K/A (the “Amendment”), our previously filed financial statements for the periods described above have been restated to reflect the correction of the EPS error. This restatement resulted solely in non-cash, non-operating financial statement corrections, which have no impact on the Company’s current or previously reported income, expenses, assets, or liabilities, except for the aforementioned EPS.

We are filing this Amendment to amend and restate in its entirety our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 17, 2022 (the “Original 10-K”), as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Amendment includes an updated signature page and certifications of our Co-Chief Executive Officer (the principal financial and accounting officer) in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original 10-K should no longer be relied upon.

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

ITEM 1A. RISK FACTORS (RESTATED)

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

In this Amendment No. 1 to the Annual Report on Form 10-K/A, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the calculation of the weighted-average number of ordinary shares outstanding during the relevant periods for net income (loss) per ordinary share (“EPS”). See “Explanatory Note” above for further information. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2021 as a result of a material weakness in controls related to the accounting treatment for the EPS calculation. See Item 9A: “Controls and Procedures” (Restated). As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement and may become subject to additional risks and uncertainties related to the restatements, such as a negative impact on potential target and investor confidence in the accuracy of our financial disclosures and may raise representational risks for our business.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, it could generate a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our ordinary shares. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES (RESTATED)

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Certifying Officers performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting.

As we previously reported in our Current Report on Form 8-K, filed with the SEC on November 21, 2022, we restated our financial statements for the period from May 27, 2021 (inception) through December 31, 2021 and for the quarter ended September 30, 2021 in connection with net loss per ordinary share (“EPS”) errors detected in applying certain accounting principles.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with these restatements, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our management has concluded that in light of the errors described above, as of December 31, 2021, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements relating to EPS. Specifically, the material weakness existed in connection with the misapplication of the calculation of the weighted-average number of ordinary shares outstanding for EPS. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 1 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Amendment No. 1 to the Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 to the Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper determination of our EPS as of September 30, 2021 and December 31, 2021, which is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the relevant period.

On September 10, 2021, the Company amended certain terms of the Class L ordinary shares (the “Class L Shares”) held by the Sponsor. As a result of the amendment, the Class L Shares no longer met the requirement to be classified in equity and was recorded as a liability. The Company did not consider the Class L Shares in its calculation of basic and diluted net loss per share as of September 30, 2021 and December 31, 2021. Management re-evaluated this conclusion and determined that basic and diluted net loss per share should be calculated by attributing net loss for the period from May 27, 2021 (inception) to September 30, 2021 to the Class L Shares, which represent the Sponsor’s existing equity interest in the Company and the only class of shares outstanding for that period. The net loss for the period from October 1, 2021 to December 31, 2021 will be attributed to the Class A ordinary shares subject to possible redemption and the Class A non-redeemable ordinary shares, based on the respective participation rights of those shares for that period. The Class L ordinary shares had no participation rights effective October 1, 2021.

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, our plans at this time are to expand and improve our review process for complex securities and related accounting standards. We also plan to further improve this process by enhancing access to accounting literature and identifying of third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (RESTATED)

(a) Financial Statements.

The following financial statements are included in this report:

(b) Exhibits.

The exhibits required by Item 601 of Regulation S-K are set forth under “Index to Exhibits” and is incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Amendment No. 1 Form 10-K/A.

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Memorandum and Articles of Association.
4.1*	Specimen Class A Ordinary Shares Certificate.
4.5**	Description of Registrant’s Securities.
10.1*	Form of Letter Agreement among the Registrant, MELI Kaszek Pioneer Sponsor LLC and each of the executive officers and directors of the Registration.
10.2*	Form of Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.
10.3*	Form of Registration Rights Agreement among the Registrant, MELI Kaszek Pioneer Sponsor LLC and the Holders signatory thereto.
10.4*	Form of Private Placement Shares Purchase Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.5*	Form of Indemnity Agreement.
10.7*	Securities Subscription Agreement, dated June 17, 2021, between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.8*	Subscription and Amendment No. 1 to the Securities Subscription Agreement, dated September 10, 2021, between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.9*	Form of Administrative Services Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.10*	Forward Purchase Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Amendment No. 1 Form 10-K/A for the annual period ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed by the Company with the SEC on September 22, 2021 (File No. 333-259473).
**	Filed or furnished herewith, as applicable.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hernan Kazah Hernan Kazah	Co-Chief Executive Officer	November 21, 2022

/s/ Pedro Arnt Pedro Arnt	Co-Chief Executive Officer	November 21, 2022

/s/ Catherine Ambrose Catherine Ambrose	Director	November 21, 2022

/s/ Jonathan Levav Jonathan Levav	Director	November 21, 2022

/s/ Gregory Waldorf Gregory Waldorf	Director	November 21, 2022

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

Restatement to Correct the Earnings per Share Misstatement

As discussed in Note 2 to the financial statements, the 2021 financial statements have been restated to correct an error in earnings per share.

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

McLean, Virginia

February 17, 2022, except as to the effects of Note 2, for which the date is November 21, 2022.

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

MELI KASZEK PIONEER CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Inception-to-Date December 31,
2021 (Restated)
General and administrative expenses	$(398,463)
Loss from operations	(398,463)
Change in fair value of derivative liability	(29,275,740)
Financing expense on derivative liability	(54,956,475)
Interest on marketable securities held in Trust Account	5,954
Net loss	$(84,624,724)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	28,750,000
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.95)

Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	975,000
Basic and diluted net loss per share, Class A non-redeemable ordinary shares	$(1.53)

Weighted average shares outstanding of Class L ordinary shares, basic and diluted	12,739,286
Basic and diluted net loss per share, Class L ordinary shares	$(4.38)

The accompanying notes are an integral part of these financial statements.

MELI KASZEK PIONEER CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021 (RESTATED)

	Class A ordinary shares subject to possible redemption		Class A ordinary shares		Class L ordinary shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance as of May 27, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class L ordinary shares to Sponsor	—	—	—	—	12,739,286	1,274	23,726	—	25,000
Reclassification of Class L ordinary shares to derivative liability (Note 6)	—	—	—	—	(12,739,286)	(1,274)	(23,726)	—	(25,000)
Sale of Public Shares, net of $16,709,861 issuance costs	28,750,000	270,790,139	—	—	—	—	—	—	—
Sale of Private Placement Shares	—		975,000	98	—	—	9,749,902	—	9,750,000
Accretion of Class A ordinary shares redemption value	—	16,715,815	—	—	—	—	(9,749,902)	$(6,965,913)	(16,715,815)
Net loss	—	—	—	—	—	—	—	$(84,624,724)	(84,624,724)
Balance as of December 31, 2021	28,750,000	$287,505,954	975,000	$98	—	$—	$—	$(91,590,637)	$(91,590,539)

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

Note 2 – Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the financial statements as of December 31, 2021 and for the period ended from May 27, 2021 (inception) to December 31, 2021, the Company identified an error in its calculation of basic and diluted net loss per share and concluded that the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 17, 2022 should be restated. As discussed in Note 6, on September 10, 2021, the Company amended certain terms of the Class L ordinary shares (the “Class L Shares”) held by the Sponsor. As a result of the amendment, the Class L Shares no longer meet the requirement to be classified in equity and should be recorded as a liability. The Company did not consider the Class L Shares in its calculation of basic and diluted net loss per share for the period from May 27, 2021 (inception) to December 31, 2021. Management re-evaluated this conclusion and determined that basic and diluted net loss per share should be calculated by attributing net loss for the period from May 27, 2021 (inception) to September 30, 2021 to the Class L Shares, which represent the Sponsor’s existing equity interest in the Company and the only class of shares outstanding for that period. The net loss for the period from October 1, 2021 to December 31, 2021 will be attributed to the redeemable Class A ordinary shares and nonredeemable Class A ordinary shares, based on the respective participation rights of those shares for that period. The Class L ordinary shares had no participation rights effective October 1, 2021.

Impact of the Restatement on Net Loss Per Share of Ordinary Shares

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

	December 31, 2021
	As previously reported			Adjustment			As Restated
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares	Class L ordinary shares	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares	Class L ordinary shares	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares	Class L ordinary shares
Basic and diluted net loss per share :
Numerator:
Allocation of net loss including accretion of temporary equity	$(98,016,501)	$(3,324,038)	$—	$54,028,658	$1,832,276	$(55,860,934)	$(43,987,843)	$(1,491,762)	$(55,860,934)
Accretion of temporary equity to redemption value	16,715,815	—	—	—	—	—	16,715,815	—	—
Allocation of net loss	$(81,300,686)	$(3,324,038)	$—	$54,028,658	$1,832,276	$(55,860,934)	$(27,272,028)	$(1,491,762)	$(55,860,934)
Denominator:
Weighted-average shares outstanding	12,001,147	406,995	—	16,748,853	568,005	12,739,286	28,750,000	975,000	12,739,286
Basic and diluted net loss per share	$(6.77)	$(8.17)	$—	$5.82	$6.64	$(4.38)	$(0.95)	$(1.53)	$(4.38)

Note 3 — Significant Accounting Policies

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

The statements of operations include a presentation of loss per Class A ordinary shares subject to possible redemption, Class A non-redeemable ordinary shares and Class L ordinary shares following the two-class method of loss per share. In order to determine the net loss attributable to Class A ordinary shares subject to possible redemption, Class A non-redeemable ordinary shares and Class L ordinary shares, the Company first considered the total loss allocable to the different classes of shares. This is calculated using the total net loss less any dividends paid and deemed dividends. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the Class A redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders based on ASC 480-10-S99-3A.

Subsequent to calculating the total loss allocable to the different classes of shares, the Company´s net loss for the period from October 1, 2021 through December 31, 2021 was split between the Class A ordinary shares subject to possible redemption and Class A non-redeemable ordinary shares using a ratio of 97% for the Class A ordinary shares subject to redemption and 3% for the Class A non-redeemable ordinary shares, reflective of the respective participation rights of those shares for that period. The net loss for the period from May 27, 2021 (inception) to September 30, 2021 was allocated to the Class L ordinary shares, as that was the only class of share outstanding during that period. The Class L ordinary shares had no participation rights effective October 1, 2021.

As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class L founder shares will convert into Class A ordinary shares after the initial Business Combination only to the extent certain triggering events occur prior to the 5th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $10, $15, $20 per share as more fully described in Note 6. For the period from October 1, 2021 to December 31, 2021, the Company has not considered the effect of the Class L ordinary shares in the calculation of diluted loss per share since the conversion of the Class L ordinary shares is contingent upon the occurrence of future events.

The earnings per share presented in the statement of operations is based on the following:

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

	December 31, 2021
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares	Class L ordinary shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(43,987,843)	$(1,491,762)	$(55,860,934)
Accretion of temporary equity to redemption value	16,715,815	—	—
Allocation of net loss	$(27,272,028)	$(1,491,762)	$(55,860,934)
Denominator:
Weighted-average shares outstanding	28,750,000	975,000	12,739,286
Basic and diluted net loss per share	$(0.95)	$(1.53)	$(4.38)

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

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

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

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

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

MELI KASZEK PIONEER CORP
NOTES TO FINANCIAL STATEMENTS

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

MELI KASZEK PIONEER CORP
NOTES TO FINANCIAL STATEMENTS

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