Form 10-Q
period 2022-09-30
MELI Kaszek Pioneer Corp
filed 2022-11-21
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

__________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

MELI KASZEK PIONERR CORP

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.      Condensed Financial Statements (unaudited)

MELI KASZEK PIONEER CORP

Condensed Balance Sheets

As of September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Cash	$815,520	$1,259,439
Prepaid expenses	861,975	858,375
Marketable securities held in Trust Account	289,220,819	—
Total current assets	290,898,314	2,117,814
Marketable securities held in Trust Account	—	287,505,954
Prepaid expenses - non-current	—	643,781
Total assets	$290,898,314	$290,267,549

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$2,180	$32,419
Class L ordinary shares derivative liability	6,006,206	—
Deferred underwriting discounts and commissions	7,546,875	—
Total current liabilities	13,555,261	32,419
Class L ordinary shares derivative liability	—	84,257,215
Deferred underwriting discounts and commissions	—	10,062,500
Total noncurrent liabilities	—	94,319,715
Total liabilities	13,555,261	94,352,134

Commitments and Contingencies
Redeemable Class A ordinary shares subject to possible redemption, 28,750,000 shares at $10.00 redemption value	289,220,819	287,505,954
Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 464,000,000 shares authorized; 975,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	98	98
Additional paid-in capital	—	—
Accumulated deficit	(11,877,864)	(91,590,637)
Total Shareholders’ Deficit	(11,877,766)	(91,590,539)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$290,898,314	$290,267,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Operations

For the nine and three-month periods ended September 30, 2022 and for the period from May 27 (Inception) through September 30, 2021 and three-month period ended September 30, 2021

(Unaudited)

	For the nine-month period ended September 30, 2022	For the three-month period ended September 30, 2022	For the period from May 27, 2021 (Inception) through September 30, 2021	For the three-month period ended September 30, 2021
General and administrative expenses	$(1,053,861)	$(314,024)	$(10,624)	$—
Loss from operations	(1,053,861)	(314,024)	(10,624)	—
Change in fair value of derivative liability	78,251,009	26,541,837	(893,835)	(893,835)
Financing expense on derivative liability	—	—	(54,956,475)	(54,956,475)
Interest on marketable securities held in Trust Account	1,714,865	1,297,684	—	—
Net income (loss)	$78,912,013	$27,525,497	$(55,860,934)	$(55,850,310)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	28,750,000	28,750,000	—	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$2.66	$0.93	$—	$—

Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	975,000	975,000	—	—
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$2.60	$0.88	$—	$—

Weighted average shares outstanding of Class L ordinary shares, basic and diluted	—	—	12,739,286	12,739,286
Basic and diluted net loss per share, Class L ordinary shares	$—	$—	$(4.38)	$(4.38)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

For the nine-month period ended September 30, 2022 and for the period from May 27 (Inception) through September 30, 2021

(Unaudited)

	Class A ordinary shares subject to possible redemption		Class A ordinary shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2021	28,750,000	$287,505,954	975,000	$98	$—	$(91,590,637)	$(91,590,539)
Accretion of Class A ordinary shares redemption value	—	28,951	—	—	—	(28,951)	(28,951)
Net income	—	—	—	—	—	35,901,386	35,901,386
Balance as of March 31, 2022	28,750,000	$287,534,905	975,000	$98	$—	$(55,718,202)	$(55,718,104)
Accretion of Class A ordinary shares redemption value	—	388,230	—	—	—	(388,230)	(388,230)
Net income	—	—	—	—	—	15,485,130	15,485,130
Balance as of June 30, 2022	28,750,000	$287,923,135	975,000	$98	$—	$(40,621,302)	$(40,621,204)
Accretion of Class A ordinary shares redemption value	—	1,297,684	—	—	—	(1,297,684)	(1,297,684)
Waiver of deferred underwriting discounts and commissions	—	—	—	—	—	2,515,625	2,515,625
Net income	—	—	—	—	—	27,525,497	27,525,497
Balance as of September 30, 2022	28,750,000	$289,220,819	975,000	$98	$—	$(11,877,864)	$(11,877,766)

	Class L ordinary shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of May 27, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class L ordinary shares to Sponsor	12,739,286	1,274	23,726	—	25,000
Net loss	—	—	—	(10,624)	(10,624)
Balance as of June 30, 2021	12,739,286	$1,274	$23,726	$(10,624)	$14,376
Reclassification of Class L ordinary shares to derivative liability (Note 5)	(12,739,286)	(1,274)	(23,726)	—	(25,000)
Net loss	—	—	—	(55,850,310)	(55,850,310)
Balance as of September 30, 2021	—	$—	$—	$(55,860,934)	$(55,860,934)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Cash Flows

For the nine-month period ended September 30, 2022 and for the period from May 27 (Inception) through September 30, 2021

(Unaudited)

	For the nine-month period ended September 30, 2022	For the period from May 27, 2021 (Inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$78,912,013	$(55,860,934)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	(78,251,009)	893,835
Financing expense on derivative liabilities	—	54,956,475
Interest on marketable securities held in Trust Account	(1,714,865)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(30,239)	10,624
Prepaid expenses	640,181	—
Net cash used in operating activities	(443,919)	—
Cash flows from financing activities:
Proceeds from issuance of promissory payable - related party	—	300,000
Proceeds from issuance of Class L ordinary shares to Sponsor	—	25,000
Payments on deferred offering costs included in accrued expenses	—	(319,220)
Prepaid stock subscription	—	9,750,000
Net cash provided by financing activities	—	9,755,780

Net change in cash and restricted cash	(443,919)	9,755,780
Cash and restricted cash, beginning of the period	1,259,439	—
Cash and restricted cash, end of the period	$815,520	$9,755,780

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$578,141
Accretion of Class A ordinary shares redemption value	$1,714,865	$—
Waiver deferred underwriting discounts and commissions	$2,515,625	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period ended September 30, 2022, relates to our search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (“IPO”).

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

Transaction costs of the IPO amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. During September 2022 two of the four underwriters waived their entitlement to the deferred underwriting discounts and commissions. As a result, the underwriting discounts and commissions amounted to $7,546,875.

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

The Company will have only 24 months from the closing of the IPO on October 1, 2021 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within such 24-month period from the closing of the IPO or during any Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had $815,520 and $1,259,439 in cash held outside of the Trust Account.

As of September 30, 2022 and December 31, 2021, the Company had working capital of $277,343,053 and $2,085,395, respectively. As of September 30, 2022, the working capital calculation includes the investments held in the Trust Account as part of current assets and the Class L ordinary shares derivative liability (see Note 6) and the deferred underwriting discounts and commissions (see Note 7) as part of the current liabilities. The Company classified the investments held in the Trust Accounts as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist, and the funds would be liquidated from the Trust Account. The Company classified the Class L ordinary shares derivative liability and the deferred underwriting discounts and commissions as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist, and the Class L ordinary shares derivative liability would not be converted, and the deferred underwriting discounts and commissions would not be paid as the fees owed are contingent upon a successful Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on November 14, 2022, the Sponsor provided a firm commitment to the Company of up to $800,000 to be drawn, as needed, over the course of 13 months from the date of the commitment.

Based on the foregoing, management believes that the Company will have sufficient working capital and funding to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of September 30, 2022 and December 31, 2021, there were no cash equivalents.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the nine and three-month periods ended September 30, 2022, the Company recorded an accretion of $1,714,865 and $1,297,684, respectively, which was recorded in accumulated deficit.

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

Net Income (Loss) Per Share of Ordinary Shares

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period.

The statements of operations include a presentation of income (loss) per Class A ordinary shares subject to possible redemption, Class A non-redeemable ordinary shares and Class L ordinary shares following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to Class A ordinary shares subject to possible redemption, Class A non-redeemable ordinary shares and Class L ordinary shares, the Company first considered the total income (loss) allocable to the different classes of shares. This is calculated using the total net income (loss) less any dividends paid and deemed dividends. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders based on ASC 480-10-S99-3A.

As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic income (loss) per share for the period presented.

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

The earnings (loss) per share presented in the statements of operations is based on the following:

	For the nine-month period ended September 30, 2022		For the three-month period ended September 30, 2022
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$74,665,030	$2,532,118	$25,367,523	$860,290
Accretion of temporary equity to redemption value	1,714,865	—	1,297,684	—
Allocation of net income	$76,379,895	$2,532,118	$26,665,207	$860,290
Denominator:
Weighted-average shares outstanding	28,750,000	975,000	28,750,000	975,000
Basic and diluted net income per share	$2.66	$2.60	$0.93	$0.88

	For the period from May 27, 2021 (Inception) through September 30, 2021	For the three-month period ended September 30, 2021
	Class L ordinary shares	Class L ordinary shares
Basic and diluted net loss per share:
Numerator:
Net loss	$(55,860,934)	$(55,850,310)
Denominator:
Weighted-average shares outstanding	12,739,286	12,739,286
Basic and diluted net loss per share	$(4.38)	$(4.38)

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

On September 10, 2021, the Company also amended its memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). The Company’s Amended and Restated Memorandum and Articles of Association provide that the holders of the Class L ordinary shares have the right to vote on the appointment of directors. Holders of the public shares are not entitled to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands prior to consummation of the initial Business Combination.

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

Related Party Loans

In order to finance working capital deficiencies or transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per shares at the option of the lender. Such shares would be identical to the Private Placement Shares. As of September 30, 2022 and December 31, 2021, the Company had no Working Capital Loans.

Additionally, on November 14, 2022, the Sponsor provided a firm commitment to the Company of up to $800,000 to be drawn, as needed, over the course of 13 months from the date of the letter to fund working capital deficiencies or finance transaction costs in connection with a Business Combination.

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that provides that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services. For the nine and three-month period ended September 30, 2022, the Company incurred $90,000 and $30,000, respectively, pursuant to this agreement which has been included in the general and administrative expenses in the accompanying statements of operations. As of September 30, 2022 and December 31, 2021, no liability regarding this agreement was outstanding.

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

The following table presents a summary of the changes in the fair value of the Class L ordinary shares derivative liability as of September 30, 2022:

Class L ordinary shares derivative liability
Fair value of Class L ordinary shares, December 31, 2021	$84,257,215
Changes in fair value during the nine-month period	(78,251,009)
Fair value of Class L ordinary shares, September 30, 2022	$6,006,206

The amounts of changes in the fair value on derivative instruments are reported in the statements of operations.

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$289,220,819	$—	$—	$289,220,819
Total Assets	$289,220,819	$—	$—	$289,220,819
Liabilities
Class L ordinary shares derivative liability	$—	$—	$6,006,206	$6,006,206
Total Liabilities	$—	$—	$6,006,206	$6,006,206

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$287,505,954	$—	$—	$287,505,954
Total Assets	$287,505,954	$—	$—	$287,505,954
Liabilities
Class L ordinary shares derivative liability	$—	$—	$84,257,215	$84,257,215
Total Liabilities	$—	$—	$84,257,215	$84,257,215

There were no transfers to and from Levels 1, 2 and 3 during the nine and three-month periods ended September 30, 2022.

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

The key inputs into the Monte-Carlo simulation model for Class L ordinary shares were as follows, as of September 30, 2022 and December 31, 2021:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4.03%	1.34%
Expected term	5.75 years	6.00 years
Expected volatility	5.5%	18.0%
Stock price(1)	$9.35	$11.56
Dividend yield	0.0%	0.0%

(1) Traded stock price adjusted to reflect market expectations of success.

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

During September 2022, two of the four underwriters waived their entitlement to deferred underwriting discounts and commissions. Deferred underwriting discounts and commissions was reduced to $7,546,875, with the $2,515,625 waiver being recognized in accumulated deficit.

Investment Management Trust Agreement

In connection with the IPO, the Company entered into an investment management trust agreement pursuant to which a portion of the proceeds of the IPO and the sale of the Private Placement Shares were delivered and are to be held in the Trust Account for the benefit of the Company and the holders of the shares issued in connection with the IPO.

Note 8 — Shareholders’ Equity (Deficit)

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, no preferred shares were issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 464,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 29,725,000 Class A ordinary shares issued and outstanding, 28,750,000 of which are classified as temporary equity.

Note 9 — General and administrative expenses

	For the nine-month period ended September 30, 2022	For the three-month period ended September 30, 2022	For the period from May 27, 2021 (Inception) through September 30, 2021	For the three-month period ended September 30, 2021
Insurance	$643,781	$214,593	$—	$—
Other expenses	410,080	99,431	10,624	—
General and administrative expenses	$1,053,861	$314,024	$10,624	$—

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

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. During September 2022 two of the four underwriters waived their entitlement to the deferred underwriting discounts and commissions. As a result, the underwriting discounts and commissions amounted to $7,546,875.

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

Results of Operations

As of September 30, 2022, we had not commenced any operations nor generated any revenues. All activity for the period ended September 30, 2022 relates to our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in the Trust Account (as defined below). We expect to incur increased expenses, as compared to the period before our Initial Public Offering, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine-month period ended September 30, 2022, we had a net income of $78,912,013, consisting of $1,053,861 of general and administrative expenses ($643,781 corresponding to insurance expenses), $1,714,865 of interest on marketable securities held in Trust Account and changes in the value of the Class L ordinary shares derivative liability of $78,251,009. For the three-month period ended September 30, 2022, we had a net income of $27,525,497, consisting of $314,024 of general and administrative expenses ($214,593 corresponding to insurance expenses), $1,297,684 of interest on marketable securities held in Trust Account and changes in the value of the Class L ordinary shares derivative liability of $26,541,837. For the period from May 27, 2021 (inception) through September 30, 2021, we had a net loss of $55,860,934, consisting of $10,624 of general and administrative expenses, $54,956,475 of financing expense on derivative liabilities and $893,835 of changes in the value of the Class L ordinary shares derivative liability of. For the three-month period ended September 30, 2021, we had a net loss of $55,850,310, consisting of $54,956,475 of financing expense on derivative liabilities and $893,835 of changes in the value of the Class L ordinary shares derivative liability.

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

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. During September 2022 two of the four underwriters have waived their entitlement to the deferred underwriting discounts and commissions. As a result, the underwriting discounts and commissions amounted to $7,546,875.

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

As of September 30, 2022 and December 31, 2021, we had cash outside our Trust Account of $815,520 and $1,259,439. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination.

As of September 30, 2022 and December 31, 2021 we had working capital of $277,343,053 and of $2,085,395 (not taking into account any tax obligations), respectively. As of September 30, 2022, the working capital calculation includes the investments held in the Trust Account as part of current assets and the Class L ordinary shares derivative liability and the deferred underwriting discounts and commissions as part of the current liabilities. The Company classified the investments held in the Trust Accounts as a current asset as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist, and the funds would be liquidated from the Trust Account. The Company classified the Class L ordinary shares derivative liability and the deferred underwriting discounts and commissions as current liabilities as the Company has less than 12 months from the balance sheet date to consummate a Business Combination, at which point, if the Company did not find a Business Combination partner, the Company would cease to exist, and the Class L ordinary shares derivative liability would not be converted, and the deferred underwriting discounts and commissions would not be paid as the fees owed are contingent upon a successful Business Combination.

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

In order to finance working capital deficiencies or transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per shares at the option of the lender. Such shares would be identical to the Private Placement Shares. Additionally, on November 14, 2022, the Sponsor provided a $800,000 commitment letter to the Company to be drawn against, as needed, over the course of 13 months from the date of the commitment letter to fund working capital deficiencies or finance transaction costs in connection with a Business Combination.

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

The following table presents our cash flows from operating activities for the following periods:

Net cash and restricted cash (used in) provided by:	For the nine-month period ended September 30, 2022	For the three-month period ended September 30, 2022	For the period from May 27, 2021 (Inception) through September 30, 2021	For the three-month period ended September 30, 2021
Operating activities	$(443,919)	$(107,029)	$—	$—
Financing activities	—	—	9,755,780	9,755,780
Net change in cash and restricted cash	$(443,919)	$(107,029)	$9,755,780	$9,755,780

Cash used in operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital. Net cash used in operating activities in the nine and three-month periods ended September 30, 2022 resulted mainly from a decrease in prepaid expenses. Net cash provided by financing activities for the period from May 27, 2021 (inception) through September 30, 2021 and for the three-month period ended September 30, 2021 was primarily from the prepaid stock subscription.

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

During September 2022, two of the four underwriters waived their entitlement to deferred underwriting discounts and commissions. Deferred underwriting discounts and commissions was reduced to $7,546,875, with the $2,515,625 waiver being recognized in accumulated deficit.

Off-Balance Sheet Financing Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

The inputs used as of September 30, 2022, were as follow: risk-free rate of 4.03%; expected term of 5.75 years; expected volatility of 5.5% and adjusted stock price of $9.35.

The inputs used as of December 31, 2021, were as follow: risk-free rate of 1.34%; expected term of 6.00 years; expected volatility of 18.0% and adjusted stock price of $11.56.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Co-Chief Executive Officers, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Co-Chief Executive Officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting that as we previously reported in our Current Report on Form 8-K filed with the SEC on November 21, 2022.

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

On September 10, 2021, the Company amended certain terms of the Class L ordinary shares (the “Class L Shares”) held by the Sponsor. As a result of the amendment, the Class L Shares no longer met the requirement to be classified in equity and was recorded as a liability. The Company did not consider the Class L Shares in its calculation of basic and diluted net loss per share as of September 30, 2021 and December 31, 2021. Management re-evaluated this conclusion and determined that basic and diluted net loss per share should be calculated by attributing net loss for the period from May 27, 2021 (inception) to September 30, 2021 to the Class L Shares, which represent the Sponsor’s existing equity interest in the Company and the only class of share outstanding for that period. The net loss for the period from October 1, 2021 to December 31, 2021 will be attributed to the Class A ordinary shares subject to possible redemption and the Class A non-redeemable ordinary shares, based on the respective participation rights of those shares for that period. The Class L ordinary shares had no participation rights effective October 1, 2021.

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

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions that began in February 2022 from the conflict between Russia and Ukraine that have resulted in the deployment of military forces to eastern Europe, sanctions and other restrictive actions against Russia, Belarus and related individuals and entities. The conflict and the resulting measures that have been taken, and could be taken in the future, by the North Atlantic Treaty Organization, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict has and could continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Additionally, Russian military actions and the resulting sanctions have and could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

We may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”) and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

CFIUS has authority to review direct or indirect investments by foreign persons in U.S. businesses. Under the CFIUS regulations, foreign investors may be required to make mandatory filings and pay filing fees related to such filings. CFIUS also has the authority to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to that investment choose not to file voluntarily or at the request of CFIUS. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to block or impose mitigation measures on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Certain investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business involved in activities relating to “critical technologies,” “critical infrastructure” and/or “sensitive personal data” also are within the jurisdiction of CFIUS.

Our sponsor is a Cayman Islands limited liability company and is controlled by Kaszek Ventures Opportunity II, LP, a Cayman Islands exempted limited partnership (“Kaszek”), and MELI Capital Ventures LLC, a Cayman Islands limited liability company controlled by MercadoLibre, Inc., a Delaware corporation (“MELI”). Thus, our sponsor may be deemed to be a foreign person for CFIUS purposes. Our sponsor currently owns 12,739,286 Class L ordinary shares of the Company and 975,000 Class A ordinary shares of the Company. The co-managers of the Sponsor, Kaszek and MELI, by virtue of their shared control over our sponsor, may be deemed to beneficially own the Class A ordinary shares and Class L ordinary shares held by our sponsor. In addition, certain members of our Board are non-U.S. persons.

The Company may be deemed to be a “foreign person” under the regulations relating to CFIUS or may be subject to review by any other U.S. government entity. Further, although the Company intends to focus its search for an initial Business Combination on technology-enabled companies incorporated and operating in Latin America, targets with which the Company may pursue a Business Combination could include U.S. businesses or companies in Latin America that have subsidiaries or operations in the United States. As such, a Business Combination with a U.S. business or foreign business with U.S. subsidiaries or operations that we may wish to pursue may be subject to CFIUS review or other regulatory review, depending on the Company’s ultimate share ownership following the Business Combination and other factors.

If a particular proposed Business Combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or we may determine to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to modify or delay our proposed Business Combination, impose conditions with respect to such Business Combination, request the President of the United States to order us to divest all or a portion of the U.S. target business that we acquire in our Business Combination without first obtaining CFIUS approval or prohibit the Business Combination entirely. Accordingly, the pool of potential targets with which the proposed Business Combination can occur may be limited. These risks may limit the attractiveness of, delay or prevent us from pursuing our initial Business Combination with certain target companies that we believe would otherwise be attractive to us and our shareholders.

Moreover, the process of government review or a decision to delay or prohibit the transaction, whether by CFIUS or otherwise, could be lengthy, and we have limited time to complete our Business Combination. If we are unable to consummate our Business Combination within the applicable time period required under the Company’s amended and restated memorandum and articles of association, we will be required to wind up, redeem and liquidate. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a Business Combination.

A new 1% U.S. Federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into Federal law. The IRA provides for, among other things, a new U.S. Federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date.

The IRA applies only to repurchases that occur after December 31, 2022. It is uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with initial Business Combination or a liquidation in the event we do not consummate an initial Business Combination by October 1, 2023. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

We have identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting in the future, any material weakness in the future could result in loss of investor confidence and adversely affect our business, including our ability to attract a prospective target, or stock price.

We reported in Part I, Item 4 of Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and Part II, Item 9A of Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, each filed with the SEC on November 21, 2022, that we identified a material weakness in connection with the misapplication of the calculation of the weighted-average number of ordinary shares outstanding for net income (loss) per ordinary share.

We have taken a number of measures to remediate the material weakness described therein; however, we can offer no assurance that these initiatives will ultimately have the intended effects; however, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Any material weaknesses identified in the future could adversely affect investor confidence in our financial statements and adversely affect our business, including our ability to attract a prospective target, or stock price.

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

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. During September 2022 two of the four underwriters waived their entitlement to the deferred underwriting discounts and commissions. As a result, the underwriting discounts and commissions amounted to $7,546,875 as of September 30, 2022.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.

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