Form 10-K
period 2022-12-31
MELI Kaszek Pioneer Corp
filed 2023-03-06
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________________________________________________________________________

FORM 10-K

______________________________________________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-40847

______________________________________________________________________________________________________

MELI Kaszek Pioneer Corp

(Exact name of Registrant as specified in its Charter)

______________________________________________________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2022) was approximately $284,625,000.

As of March 6, 2023 there were 29,725,000 Class A ordinary shares, $0.0001 par value per share, and 12,739,286 Class L ordinary shares, $0.0001 par value per share, issued and outstanding.

MELI KASZEK PIONERR CORP

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to MELI Kaszek Pioneer Corp, a special purpose acquisition company incorporated on May 27, 2021 as a Cayman Islands exempted company. References to our “Sponsor” or “sponsor” refer to MELI Kaszek Pioneer Sponsor LLC. References to our “Initial Public Offering” or “IPO” refer to the initial public offering of MELI Kaszek Pioneer Corp, which closed on October 1, 2021 (the “Closing Date”). References to our “Initial Shareholders” refer to holders of our founder shares. References to “public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares. References to “Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time. References to “founder shares” are to Class L ordinary shares, $0.0001 par value per share, initially purchased by our Sponsor in a private placement prior to the IPO, and the Class A ordinary shares issued upon the conversion thereof as described herein. References to “management” or our “management team” are to our directors and officers. References to “ordinary shares” are to our Class A ordinary shares. References to “MELI” refer to MercadoLibre, Inc. and references to “Kaszek” refer to Kaszek Ventures family of venture funds, including Kaszek Ventures Opportunity II, L.P., an affiliate of our Sponsor.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their shares of Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including investment income on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share.

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

The Company will have only 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within such 24-month period from the closing of the IPO or during any Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of investment income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of  directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Our Sponsor

Our Sponsor is jointly owned by MELI and Kaszek. MELI is the largest online commerce ecosystem in Latin America based on unique visitors and orders processed, and Kaszek is one of the region’s largest early-stage, technology focused venture capital manager in Latin America. MELI and Kaszek have joined forces to make MELI Kaszek Pioneer a powerful proposition for leading private tech companies in the region.

We believe that MELI Kaszek Pioneer Corp offers potential targets unique expertise through the joint capabilities of MELI and Kaszek, their proven ability to work together to drive successful results and access to the combined knowledge of each organization. MELI and Kaszek teams share a common vision, and each has a track record in identifying and growing start-ups and leading them to become successful publicly-traded companies. MELI has been a listed company for more than 15 years.

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

Both MELI and Kaszek have significant value-creation track records and have consistently been preferred channels for leading international investors to access the attractive tech ecosystem and growth dynamics in Latin America. We believe that these factors will allow MELI Kaszek Pioneer to accelerate the positive trend of increasing access to capital and know-how for tech startups in the region, further closing the gap of under-capitalization compared to more developed regions.

Market opportunity

Latin America is a very attractive and sizeable economy, with more than 650 million people, over a $5.5 trillion GDP and high growth and economic development potential.

The region has experienced a digital transformation over the last decades, similar in many ways to the U.S. experience but also positively reinforced by that market’s developments, driven by innovators and disruptors, such as MELI, Kaszek, our management team and Kaszek’s portfolio companies. This transformation has coincided with attractive demographics, with a young population that is highly receptive to technology and that adopts new technology fast. Smartphone penetration in Latin America is expected to reach 73% of the population by 2025, up from 69% in 2019, while internet penetration currently stands at 81% of population compared to 68% globally according to Statista and Internet World Stats, respectively. This favorable digitalization trend has been further accelerated by the effects of the COVID-19 pandemic.

In the last two decades, there has been significant disruption in Latin America across key sectors of everyday life, including retail, financial services, logistics, education and healthcare, and we believe this has fostered social mobility and improved overall socioeconomic conditions. Specific examples of this disruptive trend include the e-commerce and fintech sectors, where MELI and some of Kaszek’s portfolio companies have been at the forefront. According to Morgan Stanley, in Latin America, the retail e-commerce sales sector is expected to grow at a 22% CAGR in US dollar terms in the 2020-2025 period.

Aspirational success stories such as MELI and sustained venture capital activity, both from regional firms such as Kaszek and global firms including many of Kaszek’s co-investors, have been instrumental to the development of private tech companies that have surfaced in the region. Venture capital investments into the technology sector in Latin America have been consistently increasing in recent years, growing from $6.6 billion in 2015 to $22.4 billion in the first 9 months of 2022 (reaching a peak of $29.8 billion in 2021), according to LAVCA. We believe this has been a consequence of various elements that have positively reinforced each other, including:

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

Tech founders in the region see the United States as their aspirational listing venue as a result of the following elements among others:

-	Successful precedents of U.S.-listed Latin American tech companies to date: including MELI, Globant, Stone, XP, PagSeguro, Arco, Nubank and DLocal.

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

•No founder shares issued upon business combination and if stock price does not trade at $10 for 20 of 30 trading days

•Class L ordinary shares will vest in three equal tranches at $10, $15 and $20 per share (prior to the 5-year anniversary of our initial Business Combination) for up to 30% of the sum of the total number of all public shares and Private Placement Shares issued and outstanding upon the Closing Date (including over-allotment shares and without giving effect to any redemptions of any public shares in connection with the initial Business Combination) plus the total number of founder shares issued and outstanding upon the Closing Date, subject to certain adjustments and to the sponsor’s waiver of anti-dilution rights, as described in this prospectus (1)

✓Performance-based alignment, with no guaranteed minimum economics ✓Downside and upside are shared with the target and investors ✓Vesting structure aligned with sponsors’ long-term commitment

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

Our Initial Business Combination

Nasdaq rules require that our initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the investment income on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. If our board of directors is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Our shareholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case. Unlike initial public offerings of other special purpose acquisition companies, investors in our offering did not receive any warrants (which typically would become exercisable following completion of our initial Business Combination).

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

Financial Position

With funds available for a business combination from the Initial Public Offering initially in the amount of $287,500,000, after payment of $5,750,000 of underwriting discounts and commissions, and $897,361 of other offering costs, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Selection of a Target Business and Structuring of our Business Combination

So long as we obtain and maintain a listing for our securities on Nasdaq, our initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the investment income on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

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

Redemption Rights for Public Shareholders upon Completion of our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of our Business Combination including investment income on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor and members of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our Business Combination.

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

Redemption of Public Shares and Liquidation if no Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the Closing Date to consummate an initial Business Combination. If we have not completed an initial Business Combination within 24 months from the Closing Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of investment income to pay dissolution expenses), divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our Sponsor and members of our management team have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the Closing Date, or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. If this optional redemption right is exercised with respect to an excessive number of public shares, such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any accrued investment income in the Trust Account not required to pay our taxes as described herein, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued investment income to pay those costs and expenses.

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

Our Sponsor and its permitted transferees, if any, who are collectively beneficially own 20% of our ordinary shares upon the Closing Date (assuming they did not purchase any units in the offering), may participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•if we are unable to consummate an initial Business Combination within 24 months from the Closing Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of investment income to pay dissolution expenses), divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;

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

•so long as we obtain and maintain a listing for our securities on Nasdaq, our initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the investment income on the Trust Account) at the time of our signing a definitive agreement in connection with our Business initial Combination;

•if our shareholder approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the Closing Date, or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then issued and outstanding public shares, subject to the limitations described herein; and

•we will not effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

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

•our ability to complete our initial Business Combination;

•our expectations around the performance of the prospective target business or businesses;

•geopolitical uncertainty, the ongoing COVID-19 pandemic and an uncertain macroeconomic environment’s impact on our search for a target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•actual and potential conflicts of interest;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

•the proceeds of the forward purchase securities and additional forward purchase securities being available to us;

•our public securities’ potential liquidity and trading;

•the impact of changes in laws or regulations, including tax laws and rules or requirements promulgated by the SEC, or a failure to comply with such laws, on our ability to complete our initial Business Combination;

•the ability of our officers and directors to generate a number of potential acquisition opportunities;

•our financial performance;

•our ability to maintain an effective system of internal controls over financial reporting;

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

We are a recently incorporated exempted company under the laws of the Cayman Islands, and we will not commence operations until we complete our initial Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial Business Combination. If we do not complete our initial Business Combination, we will never generate any operating revenues.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

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

We have entered into a forward purchase agreement pursuant to which our Sponsor has agreed to purchase forward purchase shares for $50,000,000 (the “Forward Purchase Shares”) in the aggregate, in a private placement to close substantially concurrently with our initial Business Combination.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the conflict and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of conflict, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities or our ability to raise equity or debt financing in connection with any particular business combination.

We may not be able to complete our initial Business Combination within 24 months after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within 24 months after the closing of our IPO. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of investment income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Since the net proceeds of the IPO and the sale of the Private Placement Shares are intended to be used to complete an initial Business Combination with a target business that has not been identified, we are deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any investment income on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the investment income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

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

If at any time, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed (each, a “bankruptcy petition”), we may be become subject to additional, adverse claims.

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

In either such case, to the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

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

The net proceeds from our IPO and the private placement of shares provided us with $281,437,500 that we may use to complete our initial Business Combination.

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

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

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

Moreover, the process of government review or a decision to delay or prohibit the transaction, whether by CFIUS or otherwise, could be lengthy, and we have limited time to complete our initial Business Combination. If we are unable to consummate our initial Business Combination within the applicable time period required under the Company’s amended and restated memorandum and articles of association, we will be required to wind up, redeem and liquidate. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a business combination.

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

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

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

As described further below, the SEC’s proposed rules for SPACs (the “SPAC Proposed Rules”) relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulation thereunder. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

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

General Risk Factors

We previously identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting in the future, any material weakness in the future could result in loss of investor confidence and adversely affect our business, including our ability to attract a prospective target, or stock price.

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

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards. We also are further improving this process by enhancing access to accounting literature and identifying of third-party professionals with whom to consult regarding complex accounting applications. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Further remediation of the material weakness does not provide assurance that our internal control over financial reporting will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Any material weaknesses identified in the future could adversely affect investor confidence in our financial statements and adversely affect our business, including our ability to attract a prospective target, or stock price.

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

On March 30, 2022, the SEC introduced the SPAC Proposed Rules relating to, among other items, enhancing disclosures in business combination transactions involving Special Purpose Acquisition Companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosure with regards to the use of projections in SEC filings in connection with proposed business combination transactions; expanding the scope of potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination, may increase the costs and time related thereto.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into Federal law. The IRA provides for, among other things, a new U.S. Federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. We are a Cayman Islands company; however, because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IRA. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The Internal Revenue Service (“IRS”) and Treasury have issued a notice of an intention to issue proposed regulations (the “Notice”); the Notice also provides interim guidance on which taxpayers can rely until issuance of the proposed regulations.

The IRA excise tax applies only to repurchases that occur after December 31, 2022. It is uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with an initial Business Combination or extension requests, or exchanges of stock pursuant to an acquisitive reorganization (i.e., pursuant to the initial Business Combination or otherwise). Under the Notice, distributions pursuant to a complete liquidation of the Company (e.g., in the event we do not consummate an initial Business Combination) generally are not subject to this 1% excise tax, and other redemptions or repurchases of stock made during the same taxable year as the taxable year the Company completely liquidates and dissolves also would be exempt. Any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial Business Combination, extension request or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the stock subject to redemptions and repurchases or exchanged in an acquisitive reorganization in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a Business Combination, and might affect the structure chosen for a business combination and any potential financing in connection with the business combination.

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

If we are a passive foreign investment company (a “PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Income Tax Considerations—United States Federal Income Taxation—U.S. Holders”) of our ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We believe we will meet the PFIC asset or income test prior to our initial Business Combination, subject to the possible application of a start-up exception (see the section of this prospectus captioned “Income Tax Considerations—United States Federal Income Taxation—U.S. Holders—Passive Foreign Investment Company Rules”). The application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year prior to our initial Business Combination, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see “Income Tax Considerations—United States Federal Income Taxation—U.S. Holders—Passive Foreign Investment Company Rules.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Class A ordinary shares are traded on the Nasdaq Stock Market LLC under the symbol “MEKA” and began public trading on September 29, 2021.

(b) Holders

On February 7, 2023, there were 2 holders of record of our Class A ordinary shares and one holder of our Class L ordinary shares.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Use of Proceeds

In connection with our Initial Public Offering, we incurred offering expenses of $897,361 and underwriting discounts and commissions of $5,750,000. Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Our Sponsor had made available to us an aggregate of $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of our Initial Public Offering. In October 2021, we repaid the outstanding balance on the note of $300,000 in full to our Sponsor.

After deducting the underwriting discounts and commissions and our Initial Public Offering expenses, $287,500,000 of the net proceeds from our Initial Public Offering and the Private Placement Shares (or $10.00 per unit sold in our Initial Public Offering) was placed in the Trust Account. As of the date of this Annual Report on Form 10-K, we had $669,889 in cash held outside the Trust Account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the Private Placement Shares are held in the Trust Account and are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL INFORMATION

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this annual report on Form 10-K (the “Annual Report”) to “we,” “us” or the “Company” refer to MELI Kaszek Pioneer Corp, references to our “management” or our “management team” refer to our officers, references to the “Sponsor” refer to MELI Kaszek Pioneer Sponsor LLC, a Cayman Islands limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

Overview

We are a blank check company incorporated on May 27, 2021 under the laws of the Cayman Islands and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to effectuate our initial Business Combination (the “Business Combination”) using cash from the proceeds of our initial public offering (the “IPO”) and the cash from the private placement of the Private Placement Shares (pursuant to the Private Placement Shares Purchase Agreement entered into in connection with the Initial Public Offering) (the “Private Placement”), the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to the forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreements”) or other forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), our capital stock, debt or a combination of cash, stock and debt.

The registration statement for our Initial Public Offering was declared effective by the SEC on September 28, 2021. On October 1, 2021, we consummated our IPO of 28,750,000 Class A ordinary shares (the “Class A ordinary shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 975,000 shares (the “Private Placement Shares”), at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000 that was received prior to the consummation of the Initial Public Offering.

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. As of December 31, 2022 all four underwriters waived their entitlement to the deferred underwriting discounts and commissions.

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

Business Combination

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (as defined below), including investment income on the funds held in the Trust Account (as defined below) and not previously released to us to pay our taxes (less up to $100,000 of investment income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

As of December 31, 2022, we had not commenced any operations nor generated any revenues. All activity for the year ended December 31, 2022 relates to our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of investment income on marketable securities held in the Trust Account (as defined below). We expect to incur increased expenses, as compared to the period before our Initial Public Offering, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $83,515,124, consisting of changes in the value of the Class L ordinary shares derivative liability of $80,836,095 and $4,146,935 of investment income on marketable securities held in Trust Account partially offset by $1,467,906 of general and administrative expenses ($858,375 of which related to insurance expenses).

For the period from May 27, 2021 (Inception) through December 31, 2021, we had a net loss of $84,624,724, consisting of changes in the value of the Class L ordinary shares derivative liability of $84,232,215 and $5,954 of investment income on marketable securities held in Trust Account partially offset by $398,463 of general and administrative expenses ($214,594 of which related to insurance expenses).

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

Transaction costs of the Initial Public Offering amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. As of December 31, 2022 all four underwriters waived their entitlement to the deferred underwriting discounts and commissions.

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

As of December 31, 2022 and 2021, we had cash outside our Trust Account of $669,889 and $1,259,439, respectively. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination.

As of December 31, 2022 and 2021, we had working capital of $289,493,039 and of $2,085,395 (not taking into account any tax obligations), respectively. As of December 31, 2022, the working capital calculation includes the investments held in the Trust Account as part of current assets and the Class L ordinary shares derivative liability as part of the current liabilities. The Company classified the investments held in the Trust Accounts as a current asset as the Company has less than 12 months from the balance sheet date to consummate an initial Business Combination, at which point, if the Company did not find a target, the Company would cease to exist, and the funds would be liquidated from the Trust Account. The Company classified the Class L ordinary shares derivative liability as current liabilities as the Company has less than 12 months from the balance sheet date to consummate an initial Business Combination, at which point, if the Company did not find a target, the Company would cease to exist, and the Class L ordinary shares derivative liability would not be converted.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income on the Trust Account and the proceeds from the sale of the Forward Purchase Shares, to complete our initial Business Combination. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the investment income on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to finance working capital deficiencies or transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it in accordance with the Company’s amended and restated memorandum and articles of association. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares at the option of the lender, at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. Additionally, on November 14, 2022, the Sponsor provided a commitment letter for funding of up to $800,000 to the Company (the “2022 Commitment Letter”). On February 9, 2023, the 2022 Commitment Letter was terminated and the Sponsor provided a new commitment letter for funding of up to $800,000 to the Company (the “Commitment Letter”) to be drawn against, as needed, over the course of 13 months from the date of the commitment letter to fund working capital deficiencies or finance transaction costs in connection with a Business Combination.

We do not believe we will need to raise additional funds or draw on the Commitment Letter in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

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

The following table presents our cash flows from operating activities for the following periods:

Net cash (used in) provided by:	For the year ended December 31, 2022	Inception-to-Date December 31, 2021
Operating activities	$(589,550)	$(1,868,200)
Investing activities	—	(287,500,000)
Financing activities	—	290,627,639
Net change in cash	$(589,550)	$1,259,439

As of December 31, 2022, net income of $83,515,124 was affected by a non-cash gain on the change in fair value of the Class L ordinary shares derivative liability of $80,836,095, investment income on marketable securities held in the Trust Account of $4,146,935 and net $878,356 increase in operating assets and liabilities.

For the period from May 27, 2021 (inception) through December 31, 2021, net loss of $84,624,724 was affected by a non-cash loss on the financing expense and the change in fair value of the Class L ordinary shares derivative liability of $84,232,215, investment income on marketable securities held in the Trust Account of $5,954 and net $1,469,737 decrease in operating assets and liabilities. Net cash used in investing activities for the period from May 27, 2021 (inception) through December 31, 2021, was primarily from placing the net offering proceeds of the sale of the Shares in the IPO into the Trust Account. Net cash provided by financing activities for the period from May 27, 2021 (inception) through December 31, 2021, was primarily from the proceeds of the sale of the Shares in the IPO and the sale of Private Placement Shares.

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

Pursuant to the Forward Purchase Agreement, we agreed that we will use our commercially reasonable efforts to file within 30 calendar days after the closing of our initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares owned by our Sponsor or the forward transferees, respectively, and use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after such completion.

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

Forward Purchase Agreement

In connection with the Initial Public Offering, we entered into the Forward Purchase Agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company the 5,000,000 Forward Purchase Shares, at a price of $10.00 per Forward Purchase Share, for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of an initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by public shareholders. The Class A ordinary shares issuable pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares sold in the Initial Public Offering, except that the Sponsor will have certain registration rights, as described herein, and the Class A ordinary shares will not be eligible for redemption in connection with an initial Business Combination.

Underwriting Agreement

Upon the closing of the Initial Public Offering we paid $5,750,000 (accounting for the exercise of the underwriters’ over-allotment option in full) to the underwriters for underwriting discounts and commissions. Additionally, the underwriters were entitled to a deferred fee of $10,062,500 (accounting for the exercise of the underwriters’ over-allotment option in full), which would be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

As of December 31, 2022, all four underwriters of the IPO waived their entitlement to this deferred underwriting discounts and commissions.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Class L ordinary shares derivative liability

The Class L ordinary shares are accounted for as a liability in accordance with ASC 815, “Derivatives and Hedging” and presented as a derivative liability on the balance sheets. The derivative liability was measured at fair value as of September 10, 2021 and will be evaluated on a recurring basis, with changes in fair value presented within fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class L ordinary shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class L ordinary shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The inputs used as of December 31, 2022 were as follow: risk-free rate of 3.98%; expected term of 5.50 years; expected volatility of 5.3% and adjusted stock price of $9.80.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Co-chief executive officers, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Co-Chief Executive Officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act.

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

Our management, under the supervision of our Certifying Officers performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022, due solely to the material weakness in internal control over financial reporting that we previously reported in our Current Report on Form 8-K filed with the SEC on November 21, 2022.

Management’s Report on Internal Controls Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due solely to the material weakness in internal control over financial reporting that we previously reported in our Current Report on Form 8-K filed with the SEC on November 21, 2022. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we have implemented remediation steps to address a material weakness in internal controls as further described below.

Our internal control over financial reporting did not result in the proper determination of our Earnings Per Share as of September 30, 2021 and December 31, 2021, which is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the relevant period.

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

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards. We also are further improving this process by enhancing access to accounting literature and identifying of third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Pedro Arnt	49	Co-Chief Executive Officer and Director
Hernan Kazah	52	Co-Chief Executive Officer, Chairman and Director
Catherine Ambrose	58	Director
Gregory Waldorf	54	Director
Jonathan Levav	48	Director
Angel Uribe	47	Chief Investment Officer

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

Hernan Kazah has been our Co-Chief Executive Officer, Chairman and Director since June 17, 2021. Mr. Kazah co-founded and led the position as Chief Operating Officer of MELI from 1999 until 2009. From 2009 until 2011, Mr. Kazah was MELI’s Chief Financial Officer. In 2011, Mr. Kazah co-founded Kaszek, where he currently serves as Co-Founder and Managing Partner. Since its inception, Kaszek has raised more than $2 billion in seven different funds, becoming the largest Latin American Venture Capital firm. Prior to joining MercadoLibre, Inc., Mr. Kazah worked as a Brand Manager at Procter & Gamble and was a finance analyst both at the UN Development Program and at a stock brokerage firm. Mr. Kazah currently sits on the boards of several of Kaszek’s portfolio companies, including MadeiraMadeira, DigitalHouse, CaminoEducação, Covalto (formerly known as CrediJusto), LaHaus and Sallve. Mr. Kazah was selected “Endeavor Entrepreneur” in 1999, “Established Endeavor Entrepreneur” in 2009, as one of “The Outstanding Young Persons of Argentina” by the Junior Chamber International in 2004, and Entrepreneur Master of the Year 2018 by Ernst & Young Argentina. Mr. Kazah holds a Master’s of Business Administration from Stanford University and a bachelor’s degree in Economics, magna cum laude, from the University of Buenos Aires.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Catherine Ambrose, Gregory Waldorf and Jonathan Levav are the members of our audit committee, and Gregory Waldorf chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor and our underwriters.

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

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. In accordance with Rule 5605(e)(2) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The members of our nominating and corporate governance are Catherine Ambrose, Gregory Waldorf and Jonathan Levav. Gregory Waldorf serves as chair of the nominating and corporate governance committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, all such directors are independent.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Individual	Entity	Entity’s Business	Affiliation
Pedro Arnt	MercadoLibre, Inc.	E-commerce	Chief Financial Officer
	Allegro.eu	E-commerce	Director and member of the Audit Committee
	Aleph Holdings	E-commerce solutions	Director

Hernan Kazah	Kaszek	Investment	Co-Founder and Managing Partner
	MadeiraMadeira Ltd.	E-commerce	Director
	Guiche Virtual Ltd.	Bus Ticket Sales in Brazil	Director
	DigitalHouse Group Limited	Education	Director
	Tienda Pago Holdings, Ltd.	Lender	Director
	Sallve Holdings Ltd.	Retail	Director
	La Haus, Ltd.	Real Estate	Director
	Beetech Global	Money Transfer	Director
	Camino Education Ltd.	Education	Director
	Covalto Ltd. (formerly known as Credijusto Ltd.)	Retail	Director
	Exafin Ltd.	Crypto	Director
	Cicada Technologies, Inc.	Fintech	Director
	BeeTech Global	Fintech	Director
	Exafin LTD	Fintech	Director
	Cicada Technologies Inc.	E-commerce	Director
	Crack the Code LTD	EdTech	Director
	BeerorCoffee	Marketplace	Director

Catherine Ambrose	GPCA	Investment	Chief Executive Officer
	Girls Write Now	Non-profit Education	Director

Gregory Waldorf	Virta Health	Medical	Director
	Sixth Street Partners	Investment	Senior Advisor

Jonathan Levav	Stanford Graduate School of Business	Education	Professor

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

•Our Sponsor has entered into a forward purchase agreement with us that provide for the purchase by our Sponsor of the Forward Purchase Shares for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of our initial Business Combination.

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

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers and principal accounting officer were filed on a timely basis during the year ended December 31, 2022.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information available to us at March 6, 2023 regarding the beneficial ownership of our ordinary shares held by:

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

33
	Class L ordinary shares (2)(4)		Class A ordinary shares (10)
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
MELI Kaszek Pioneer Sponsor LLC (our sponsor) (9)	12,739,286	100%	975,000	3.3%	32.3%
GIC Private Limited (5)	—	—	1,990,510	6.7%	4.7%
PayPal Holdings, Inc. (6)	—	—	2,000,000	6.7%	4.7%
Baillie Gifford & Co (7)	—	—	2,000,000	6.7%	4.7%
Driehaus Capital Management LLC (8)	—	—	2,079,641	7.0%	4.9%
Catherine Ambrose (1)(3)	—	—	—	—	—
Pedro Arnt (1)	—	—	—	—	—
Hernan Kazah (1)	—	—	—	—	—
Jonathan Levav (1)(3)	—	—	—	—	—
Angel Uribe (1)(3)	—	—	—	—	—
Gregory Waldorf (1)(3)	—	—	—	—	—
All officers and directors as a group (3 individuals)	—	—	—	—	—

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

(5)According to a Schedule 13G/A filed by GIC Private Limited on February 9, 2023, GIC Private Limited is a fund manager with only 2 clients – the Government of Singapore (“GoS”) and the Monetary Authority of Singapore (“MAS”). Under the investment management agreement with GoS, GIC Private limited has been given the sole discretion to exercise the voting rights, and the disposition of, any shares managed on behalf of GoS. As such, GIC has the sole power to vote and power to dispose of the 1,712,017 securities beneficially owned by it. GIC shares power to vote and dispose of 278,493 securities beneficially owned by it with MAS. GIC Private Limited’s business address is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.

(6)The business address of PayPal Holdings, Inc. is 2211 North First Street, San Jose, California 95131.

(7)According to a Schedule 13G/A filed by Baillie Gifford & Co on January 25, 2023, the Class A ordinary shares beneficially owned by Baillie Gifford & Co. are held by Baillie Gifford & Co. and/or one or more of its investment adviser subsidiaries, which may include Baillie Gifford Overseas Limited, on behalf of investment advisory clients, which may include investment companies registered under the Investment Company Act, employee benefit plans, pension funds or other institutional clients. Securities representing more than 5% of the class are held on behalf of Vanguard International Growth Fund, a US registered investment company sub-advised by Baillie Gifford Overseas Limited. The business address of Baillie Gifford & Co. is Calton Square, 1 Greenside Row, Edinburgh EH1 3AN, Scotland, UK.

(8) According to a Schedule 13G/A filed by Driehaus Capital Management LLC (DCM) with the SEC on February 10, 2023, the shares reported by DMC are held by numerous clients on a fully discretionary basis in accounts managed by DCM. The business address of DCM is 25 East Erie Street, Chicago, Illinois 60611. According to the Schedule 13G/A filed by DCM with the SEC on February 10, 2023, the securities held in these clients' accounts are included in the Schedule 13G/A to reflect that DCM may have voting power and has dispositive power. To the best of DCM's knowledge, none of the referenced clients have the right to receive dividends or direct proceeds from the sale of interested relating to more than 5% of the class.

(9)975,000 Class A ordinary shares beneficially owned by our sponsor represents the Private Placement Shares purchased by our sponsor in a private placement that closed simultaneously with the consummation of our Initial Public Offering. Each private placement share is identical to the Class A ordinary shares sold in our Initial Public Offering, except that our sponsor has certain registration rights, as further described in this Annual Report on Form 10-K, and the Class A ordinary shares will not be eligible for redemption in connection with the initial Business Combination.

(10)Does not include 12,739,286 Class A ordinary shares underlying the Class L ordinary shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On June 17, 2021, our Sponsor purchased 12,321,428 founder shares, par value $0.0001, for an aggregate purchase price of $25,000 (of which up to 1,607,143 Class L ordinary shares are subject to forfeiture). On September 10, 2021, the Company passed a special resolution to amend the authorized share capital of the Company to $50,000 divided into 464,000,000 Class A ordinary shares, 35,000,000 Class L ordinary shares and 1,000,000 preference shares by (i) redesignating the 6,805,556 unissued Class B ordinary shares into 6,805,556 Class L ordinary shares and (ii) converting into stock the 3,194,444 issued Class B ordinary shares and reconverting and redesignating into 3,194,444 Class L ordinary shares. On September 10, 2021, the securities subscription agreement was amended to provide for the issuance of an additional 417,858 Class L ordinary shares such that, in the aggregate, our Sponsor owns 12,739,286 Class L ordinary shares of which 1,639,286 are subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Additionally, on November 14, 2022, the Sponsor provided a commitment letter for funding of up to $800,000 to the Company (the “2022 Commitment Letter”). On February 9, 2023, the 2022 Commitment Letter was terminated and the Sponsor provided a new commitment letter for funding of up to $800,000 to the Company (the “Commitment Letter”) to be drawn against, as needed, over the course of 13 months from the date of the commitment letter to fund working capital deficiencies or finance transaction costs in connection with a Business Combination.

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

Audit Fees. During the year ended December 31, 2022 and the period from May 27, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $136,000 and $110,505, respectively, for the services BDO USA, LLP, performed in connection with our Initial Public Offering, quarterly reviews, and the audit of our December 31, 2021 and 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2022 and the period May 27, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2022 and the period from May 27, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from May 27, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy. The process for pre-approval of account fees and services is provided for in the audit committee charter which can be found on our website.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following financial statements are included in this report:

(b) Exhibits.

The exhibits required by Item 601 of Regulation S-K are set forth under “Index to Exhibits” and is incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Memorandum and Articles of Association.
4.1*	Specimen Class A Ordinary Shares Certificate.
4.5**	Description of Registrant’s Securities.
10.1*	Form of Letter Agreement among the Registrant, MELI Kaszek Pioneer Sponsor LLC and each of the executive officers and directors of the Registration.
10.2*	Form of Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.
10.3*	Form of Registration Rights Agreement among the Registrant, MELI Kaszek Pioneer Sponsor LLC and the Holders signatory thereto.
10.4*	Form of Private Placement Shares Purchase Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.5*	Form of Indemnity Agreement.
10.7*	Securities Subscription Agreement, dated June 17, 2021, between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.8*	Subscription and Amendment No. 1 to the Securities Subscription Agreement, dated September 10, 2021, between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.9*	Form of Administrative Services Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
10.10*	Forward Purchase Agreement between the Registrant and MELI Kaszek Pioneer Sponsor LLC.
31.1***	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K for the annual period ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed by the Company with the SEC on September 22, 2021 (File No. 333-259473).
**	Incorporated by reference to the Company’s Amendment No. 1 Annual Report on Form 10-K/A, filed by the Company with the SEC on November 21, 2022 (File No. 001-40847).
***	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELI KASZEK PRIONEER CORP

Date: March 6, 2023	By:	/s/ Hernan Kazah
	Name:	Hernan Kazah
	Title:	Co-Chief Executive Officer

Date: March 6, 2023	By:	/s/ Pedro Arnt
	Name:	Pedro Arnt
	Title:	Co-Chief Executive Officer

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

Name	Title	Date

/s/ Hernan Kazah Hernan Kazah	Co-Chief Executive Officer	March 6, 2023

/s/ Pedro Arnt Pedro Arnt	Co-Chief Executive Officer	March 6, 2023

/s/ Catherine Ambrose Catherine Ambrose	Director	March 6, 2023

/s/ Jonathan Levav Jonathan Levav	Director	March 6, 2023

/s/ Gregory Waldorf Gregory Waldorf	Director	March 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

MELI Kaszek Pioneer Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MELI Kaszek Pioneer Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in Class A ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the year ended December 31, 2022 and the period from May 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and the period from May 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 6, 2023.

MELI KASZEK PIONEER CORP

Balance Sheets

	December 31, 2022	December 31, 2021

Assets
Cash	$669,889	$1,259,439
Prepaid expenses	679,678	858,375
Marketable securities held in Trust Account	291,652,889	—
Total current assets	293,002,456	2,117,814
Marketable securities held in Trust Account	—	287,505,954
Prepaid expenses - non-current	—	643,781
Total assets	$293,002,456	$290,267,549

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$88,297	$32,419
Class L ordinary shares derivative liability	3,421,120	—
Total current liabilities	3,509,417	32,419
Class L ordinary shares derivative liability	—	84,257,215
Deferred underwriting discounts and commissions	—	10,062,500
Total noncurrent liabilities	—	94,319,715
Total liabilities	3,509,417	94,352,134

Commitments and Contingencies
Redeemable Class A ordinary shares subject to possible redemption, 28,750,000 shares at $10.00 redemption value	291,652,889	287,505,954
Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 464,000,000 shares authorized; 975,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	98	98
Additional paid-in capital	—	—
Accumulated deficit	(2,159,948)	(91,590,637)
Total Shareholders’ Deficit	(2,159,850)	(91,590,539)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$293,002,456	$290,267,549

The accompanying notes are an integral part of these financial statements.

MELI KASZEK PIONEER CORP

Statements of Operations

	For the year ended December 31, 2022	For the period from May 27, 2021 (inception) through December 31, 2021
General and administrative expenses	$(1,467,906)	$(398,463)
Loss from operations	(1,467,906)	(398,463)
Change in fair value of derivative liability	80,836,095	(29,275,740)
Financing expense on derivative liability	—	(54,956,475)
Investment income on marketable securities held in Trust Account	4,146,935	5,954
Net income (loss)	$83,515,124	$(84,624,724)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	28,750,000	28,750,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$2.81	$(0.95)

Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	975,000	975,000
Basic and diluted net income (loss) per share, Class A non-redeemable ordinary shares	$2.67	$(1.53)

Weighted average shares outstanding of Class L ordinary shares, basic and diluted	—	12,739,286
Basic and diluted net loss per share, Class L ordinary shares	$—	$(4.38)

The accompanying notes are an integral part of these financial statements.

MELI KASZEK PIONEER CORP

Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

	Class A ordinary shares subject to possible redemption		Class A ordinary shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2021	28,750,000	$287,505,954	975,000	$98	$—	$(91,590,637)	$(91,590,539)
Accretion of Class A ordinary shares redemption value	—	4,146,935	—	—	—	(4,146,935)	(4,146,935)
Waiver of deferred underwriting discounts and commissions	—	—	—	—	—	10,062,500	10,062,500
Net income	—	—	—	—	—	83,515,124	83,515,124
Balance as of December 31, 2022	28,750,000	$291,652,889	975,000	$98	$—	$(2,159,948)	$(2,159,850)

	Class A ordinary shares subject to possible redemption		Class A ordinary shares		Class L ordinary shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance as of May 27, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class L ordinary shares to the Sponsor	—	—	—	—	12,739,286	1,274	23,726	—	25,000
Reclassification of Class L shares to derivative liability (Note 6)	—	—	—	—	(12,739,286)	(1,274)	(23,726)	—	(25,000)
Sale of Public Shares, net of $16,709,861 issuance costs	28,750,000	270,790,139	—	—	—	—	—	—	—
Sale of Private Placement Shares	—		975,000	98	—	—	9,749,902	—	9,750,000
Accretion of Class A ordinary shares redemption value	—	16,715,815	—	—	—	—	(9,749,902)	$(6,965,913)	(16,715,815)
Net loss	—	—	—	—	—	—	—	$(84,624,724)	(84,624,724)
Balance as of December 31, 2021	28,750,000	$287,505,954	975,000	$98	—	$—	$—	$(91,590,637)	$(91,590,539)

The accompanying notes are an integral part of these financial statements.

MELI KASZEK PIONEER CORP

Statements of Cash Flows

	For the year ended December 31, 2022	For the period from May 27, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$83,515,124	$(84,624,724)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	(80,836,095)	29,275,740
Financing expense on derivative liability	—	54,956,475
Investment income on marketable securities held in Trust Account	(4,146,935)	(5,954)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	55,878	32,419
Prepaid expenses	822,478	(1,502,156)
Net cash used in operating activities	(589,550)	(1,868,200)
Cash flows from investing activities:
Investment of cash into Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of costs	—	281,750,000
Proceeds from Private Placement Shares	—	9,750,000
Proceeds from issuance of promissory payable - related party	—	226,376
Payment of promissory note payable – related party	—	(300,000)
Payments on deferred offering costs included in accrued expenses	—	(798,737)
Net cash provided by financing activities	—	290,627,639

Net change in cash	(589,550)	1,259,439
Cash, beginning of the period	1,259,439	—
Cash, end of the period	$669,889	$1,259,439

Supplemental disclosure of noncash activities:
Deferred underwriting discounts and commissions	$—	$10,062,500
Accretion of Class A ordinary shares redemption value	$4,146,935	$16,715,815
Waiver of deferred underwriting discounts and commissions	$10,062,500	$—

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022, relates to our search for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (“IPO”).

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

Transaction costs of the IPO amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. As of December 31, 2022 all four underwriters of the IPO waived their entitlement to the deferred underwriting discounts and commissions. The $10,062,500 waiver was recognized in accumulated deficit.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their shares of Class A ordinary shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including investment income on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share.

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

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

The Company will have only 24 months from the closing of the IPO on October 1, 2021 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within such 24-month period from the closing of the IPO or during any Extension Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of investment income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

The COVID-19 pandemic, as classified by the World Health Organization ("WHO"), and global responses to it have had dramatic adverse consequences for the global economy, and have significantly contributed to deteriorating macroeconomic conditions. The full extent of the nature and scope of the consequences are still difficult to evaluate, and their future course is impossible to predict with confidence. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty or its inability to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had $669,889 and $1,259,439 in cash held outside of the Trust Account.

As of December 31, 2022 and 2021, the Company had working capital of $289,493,039 and $2,085,395, respectively. As of December 31, 2022, the working capital calculation includes the investments held in the Trust Account as part of current assets and the Class L ordinary shares derivative liability (see Note 6) as part of the current liabilities. The Company classified the investments held in the Trust Accounts as a current asset as the Company has less than 12 months from the balance sheet date to consummate an initial Business Combination, at which point, if the Company did not find a target, the Company would cease to exist, and the funds would be liquidated from the Trust Account. The Company classified the Class L ordinary shares derivative liability as current liabilities as the Company has less than 12 months from the balance sheet date to consummate an initial Business Combination, at which point, if the Company did not find a target, the Company would cease to exist, and the Class L ordinary shares derivative liability would not be converted.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on February 9, 2023, the Sponsor provided a firm commitment to the Company of up to $800,000 to be drawn, as needed, over the course of 13 months from the date of the commitment.

Based on the foregoing, management believes that the Company will have sufficient working capital and funding to meet its needs through the earlier of (i) the consummation of a Business Combination or (ii) the liquidation date of October 1, 2023, but if the liquidation date is extended as described in the Articles of Association, the earlier of the new liquidation date or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2022 and 2021, there were no cash equivalents.

Marketable Securities Held in Trust Account

As of December 31, 2022 and 2021 the Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Marketable securities are presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in investment income on marketable securities held in the Trust Account in the accompanying statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. As of December 31, 2022, the Company recorded an accretion of $4,146,935, which was recorded in accumulated deficit. As of December 31, 2021, the Company recorded an accretion of $16,715,815, $9,749,902 of which was recorded in additional paid-in capital and $6,965,913 was recorded in accumulated deficit.

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

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

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. U.S. taxation could be imposed if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Additionally, given the nature of the investment income generated from the funds held in the trust account, it is not subject to tax withholdings in the U.S. Moreover, the Company determined that no income tax liability would arise from any other jurisdictions outside of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statements.

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Share

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

Subsequent to calculating the total loss allocable to the different classes of shares, the Company’s net loss for the period from October 1, 2021 through December 31, 2021 was split between the Class A ordinary shares subject to possible redemption and Class A non-redeemable ordinary shares using a ratio of 97% for the Class A ordinary shares subject to redemption and 3% for the Class A non-redeemable ordinary shares, reflective of the respective participation rights of those shares for that period.

The net loss for the period from May 27, 2021 (inception) to September 30, 2021 was allocated to the Class L ordinary shares, as that was the only class of share outstanding during that period. The Class L ordinary shares had no participation rights effective October 1, 2021.

The net loss for the period from October 1, 2021 to December 31, 2021 was allocated to the Class A ordinary shares subject to possible redemption and the Class A non-redeemable ordinary shares.

As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

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

The earnings (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2022
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$76,764,859	$2,603,330
Accretion of temporary equity to redemption value	4,146,935	—
Allocation of net income	$80,911,794	$2,603,330
Denominator:
Weighted-average shares outstanding	28,750,000	975,000
Basic and diluted net income per share	$2.81	$2.67

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

	For the period from May 27, 2021 (inception) to December 31, 2021
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares	Class L ordinary shares
Basic and diluted net loss per share :
Numerator:
Allocation of net loss including accretion of temporary equity	$(43,987,843)	$(1,491,762)	$(55,860,934)
Accretion of temporary equity to redemption value	16,715,815	—	—
Allocation of net loss	$(27,272,028)	$(1,491,762)	$(55,860,934)
Denominator:
Weighted-average shares outstanding	28,750,000	975,000	12,739,286
Basic and diluted net loss per share	$(0.95)	$(1.53)	$(4.38)

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – debt with conversion and other options (sub-topic 470-20) and derivatives and hedging – contracts in entity’s own equity (sub-topic 815-40): accounting for convertible instruments and contracts in an entity’s own equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is applicable for fiscal years beginning after December 31, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is to be applied using a full retrospective method or a modified retrospective method as outlined in the guidance. The Company early adopted ASU 2020-06 for the fiscal year ended December 31, 2021 and it did not have an impact on the Company’s financial statements.

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

MELI KASZEK PIONEER CORP

NOTES TO FINANCIAL STATEMENTS

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

The Company’s Amended and Restated Memorandum and Articles of Association provide that the founder shares will convert into Class A ordinary shares after the initial Business Combination, only to the extent the trading price of the public shares exceeds certain market price thresholds after the initial Business Combination and before the fifth anniversary of the initial Business Combination, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares would equal, in the aggregate on an as-converted basis, would represent 10%, 20% or 30% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the founder ordinary shares, plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) Forward Purchase Shares, based on whether the Class A ordinary shares trade at or above $10.00, $15.00 and $20.00 per share, respectively, for any 20 trading days within a 30-trading day period.

MELI KASZEK PIONEER CORP
NOTES TO FINANCIAL STATEMENTS

In addition, in the event of any liquidation, merger, share exchange, reorganization or other similar transaction is consummated after our initial Business Combination (“Strategic Transaction”) that results in all of the public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, then, immediately before the consummation of such Strategic Transaction, all of the then-outstanding founder shares will automatically convert into Class A ordinary shares, contemporaneously with the closing of such Strategic Transaction, at a ratio such that the aggregate number of Class A ordinary shares issuable upon conversion of all founder shares (including the funder shares) in the aggregate on an as-converted basis, would represent no more than 30% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their over-allotment option and without giving effect to any redemptions of any public shares in connection with the initial Business Combination), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion of the founder shares, plus (iii) unless waived by the Sponsor, the total number of Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any redemption of public shares in connection with the initial Business Combination or (z) Forward Purchase Shares.

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

Related Party Loans

In order to finance working capital deficiencies or transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. As of December 31, 2022 and 2021, the Company had no Working Capital Loans.

Additionally, on November 14, 2022, the Sponsor provided a commitment letter for funding of up to $800,000 to the Company (the “2022 Commitment Letter”). On February 9, 2023, the 2022 Commitment Letter was terminated and the Sponsor provided a new commitment letter for funding of up to $800,000 to the Company (the “Commitment Letter”) to be drawn, as needed, over the course of 13 months from the date of the commitment letter to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination.

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

MELI KASZEK PIONEER CORP
NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2022 and for the period from May 27, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $30,000, respectively, pursuant to this agreement which has been included in the general and administrative expenses in the accompanying statements of operations. As of December 31, 2022 and 2021, no liability regarding this agreement was outstanding.

Forward Purchase Agreement

On October 1, 2021, and in connection with the IPO, the Company entered into a Forward Purchase Agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company 5,000,000 Forward Purchase Shares, at a price of $10.00 per Forward Purchase Share, for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of an initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by public shareholders. The Class A ordinary shares issuable pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares sold in the IPO, except that the Sponsor will have certain registration rights, and the Class A ordinary shares will not be eligible for redemption in connection with an initial Business Combination.

Note 6 — Derivative Financial Instruments

Class L ordinary shares derivative liability

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

The following table presents a summary of the changes in the fair value of the Class L ordinary shares derivative liability as of December 31, 2022 and 2021:

Class L ordinary shares derivative liability
Fair value of Class L ordinary shares, December 31, 2021	$84,257,215
Changes in fair value during the year	(80,836,095)
Fair value of Class L ordinary shares, December 31, 2022	$3,421,120

Class L ordinary shares derivative liability
Fair value of Class L ordinary shares, September 10, 2021	$54,981,475
Changes in fair value during the period	29,275,740
Fair value of Class L ordinary shares, December 31, 2021	$84,257,215

The amounts of changes in the fair value on derivative instruments are reported in the statements of operations.

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$291,652,889	$—	$—	$291,652,889
Total Assets	$291,652,889	$—	$—	$291,652,889
Liabilities
Class L ordinary shares derivative liability	$—	$—	$3,421,120	$3,421,120
Total Liabilities	$—	$—	$3,421,120	$3,421,120

. MELI KASZEK PIONEER CORP
NOTES TO FINANCIAL STATEMENTS

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$287,505,954	$—	$—	$287,505,954
Total Assets	$287,505,954	$—	$—	$287,505,954
Liabilities
Class L ordinary shares derivative liability	$—	$—	$84,257,215	$84,257,215
Total Liabilities	$—	$—	$84,257,215	$84,257,215

There were no transfers to and from Levels 1, 2 and 3 during the year December 31, 2022 and the period from May 27, 2021 (inception) to December 31, 2021.

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

The key inputs into the Monte-Carlo simulation model for Class L ordinary shares derivative liability were as follows as of December 31, 2022 and 2021:

Input	December 31, 2022	December 31, 2021
Risk-free interest rate	3.98%	1.34%
Expected term	5.50 years	6.00 years
Expected volatility	5.3%	18.0%
Stock price(1)	$9.80	$11.56
Dividend yield	0.0%	0.0%

((1) Traded stock price adjusted to reflect market expectations of success.

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

MELI KASZEK PIONEER CORP
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, all four underwriters of the IPO waived their entitlement to deferred underwriting discounts and commissions. The $10,062,500 waiver was recognized in accumulated deficit.

Investment Management Trust Agreement

In connection with the IPO, the Company entered into an investment management trust agreement pursuant to which a portion of the proceeds of the IPO and the sale of the Private Placement Shares were delivered and are to be held in the Trust Account for the benefit of the Company and the holders of the shares issued in connection with the IPO.

Note 8 — Shareholders’ Equity (Deficit)

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, no preferred shares were issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 464,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 29,725,000 Class A ordinary shares issued and outstanding, 28,750,000 of which are classified as temporary equity.

Note 9 - General and administrative expenses

	For the year ended December 31, 2022	Inception-to-Date December 31, 2021
Insurance	$858,375	$214,594
Other expenses	609,531	183,869
General and administrative expenses	$1,467,906	$398,463