Form 10-K/A
period 2022-12-31
MELI Kaszek Pioneer Corp
filed 2023-05-08
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________________________________________________________________________

FORM 10-K/A

Amendment No. 1

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

As of May 8, 2023 there were 29,725,000 Class A ordinary shares, $0.0001 par value per share, and 12,739,286 Class L ordinary shares, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 243

Auditor Name: BDO USA, LLP

Auditor Location: New York, New York

EXPLANATORY NOTE

MELI Kaszek Pioneer Corp (the “Company,” “MEKA,” “we,” “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 10-K”), filed with the Securities and Exchange Commission (the “SEC”), on March 6, 2023.

We are filing this Amendment No. 1 solely to amend and restate the Section 302 certifications set forth in Exhibits 31.1 and 31.2, to include paragraph 4(b) and the introductory language in paragraph 4 referring to internal control over financial reporting. The Company’s Co-Chief Executive Officers, each in their respective capacities as Principal Financial and Accounting Officer and Principal Executive Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 31.2).

Except as described above, no other information included in the Original 10-K is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original 10-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (RESTATED)

(b) Exhibits.

The following exhibits are filed as part of this Annual Report on Amendment No. 1 Form 10-K/A.

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Amendment No. 1 Form 10-K/A for the annual period ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELI KASZEK PRIONEER CORP

Date: May 8, 2023	By:	/s/ Hernan Kazah
	Name:	Hernan Kazah
	Title:	Co-Chief Executive Officer

Date: May 8, 2023	By:	/s/ Pedro Arnt
	Name:	Pedro Arnt
	Title:	Co-Chief Executive Officer