Form 10-Q
period 2023-03-31
MELI Kaszek Pioneer Corp
filed 2023-05-10
CIK 1870258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

__________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023 there were 29,725,000 Class A ordinary shares, $0.0001 par value per share, and 12,739,286 Class L ordinary shares, $0.0001 par value per share, issued and outstanding.

MELI KASZEK PIONERR CORP

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.      Condensed Financial Statements (unaudited)

MELI KASZEK PIONEER CORP

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Cash	$407,814	$669,889
Prepaid expenses	457,936	679,678
Marketable securities held in Trust Account	294,747,472	291,652,889
Total current assets	295,613,222	293,002,456
Total assets	$295,613,222	$293,002,456

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$38,419	$88,297
Class L ordinary shares derivative liability	5,131,712	3,421,120
Total current liabilities	5,170,131	3,509,417
Total liabilities	5,170,131	3,509,417

Commitments and Contingencies
Redeemable Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value	294,747,472	291,652,889
Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 464,000,000 shares authorized; 975,000 issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	98	98
Additional paid-in capital	—	—
Accumulated deficit	(4,304,479)	(2,159,948)
Total Shareholders’ Deficit	(4,304,381)	(2,159,850)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$295,613,222	$293,002,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Operations

(Unaudited)

	For the three-month period ended March 31, 2023	For the three-month period ended March 31, 2022
General and administrative expenses	$(433,939)	$(422,262)
Loss from operations	(433,939)	(422,262)
Change in fair value of derivative liability	(1,710,592)	36,294,697
Investment income on marketable securities held in Trust Account	3,094,583	28,951
Net income	$950,052	$35,901,386

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	28,750,000	28,750,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$1.21

Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	975,000	975,000
Basic and diluted net income (loss) per share, Class A non-redeemable ordinary shares	$(0.07)	$1.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

(Unaudited)

	Class A ordinary shares subject to possible redemption		Class A ordinary shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2022	28,750,000	$291,652,889	975,000	$98	$—	$(2,159,948)	$(2,159,850)
Accretion of Class A ordinary shares redemption value	—	3,094,583	—	—	—	(3,094,583)	(3,094,583)
Net income	—	—	—	—	—	950,052	950,052
Balance as of March 31, 2023	28,750,000	$294,747,472	975,000	$98	$—	$(4,304,479)	$(4,304,381)

	Class A ordinary shares subject to possible redemption		Class A ordinary shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balance as of December 31, 2021	28,750,000	$287,505,954	975,000	$98	$—	$(91,590,637)	$(91,590,539)
Accretion of Class A ordinary shares redemption value	—	28,951	—	—	—	(28,951)	(28,951)
Net income	—	—	—	—	—	35,901,386	35,901,386
Balance as of March 31, 2022	28,750,000	$287,534,905	975,000	$98	$—	$(55,718,202)	$(55,718,104)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MELI KASZEK PIONEER CORP

Condensed Statements of Cash Flows

(Unaudited)

	For the three-month period ended March 31, 2023	For the three-month period ended March 31, 2022
Cash flows from operating activities:
Net income	$950,052	$35,901,386
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liability	1,710,592	(36,294,697)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(49,878)	(13,879)
Prepaid expenses	221,742	206,193
Net cash provided by (used in) operating activities	2,832,508	(200,997)
Cash flows from investing activities:
Reinvestment of investment income into Trust Account	(3,094,583)	(28,951)
Net cash used in investing activities	(3,094,583)	(28,951)

Net change in cash	(262,075)	(229,948)
Cash, beginning of the period	669,889	1,259,439
Cash, end of the period	$407,814	$1,029,491

Supplemental disclosure of noncash activities:
Accretion of Class A ordinary shares redemption value	$3,094,583	$28,951

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period ended March 31, 2023, relates to our search for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering (“IPO”).

The Company’s sponsor is MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), a Cayman Islands limited liability company.

The registration statement for the Company’s IPO was declared effective on September 28, 2021. On October 1, 2021, the Company consummated the IPO of 28,750,000 Class A ordinary shares (the “Class A ordinary shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 Class A ordinary shares, at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 975,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000 which was received prior to the consummation of the IPO.

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

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had $407,814 and $669,889 in cash held outside of the Trust Account.

As of March 31, 2023 and December 31, 2022, the Company had working capital of $290,443,091 and $289,493,039, respectively. As of March 31, 2023, the working capital calculation includes the investments held in the Trust Account as part of current assets and the Class L ordinary shares derivative liability (see Note 6) as part of the current liabilities. The Company classified the investments held in the Trust Account as a current asset as the Company has less than 12 months from the balance sheet date to consummate an initial Business Combination, at which point, if the Company did not find a target, the Company would cease to exist, and the funds would be liquidated from the Trust Account. The Company classified the Class L ordinary shares derivative liability as current liability as the Company has less than 12 months from the balance sheet date to consummate an initial Business Combination, at which point, if the Company did not find a target, the Company would cease to exist, and the Class L ordinary shares derivative liability would not be converted.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on May 5, 2023, the Sponsor provided a firm commitment to the Company of up to $800,000 to be drawn, as needed, over the course of 13 months from the date of the commitment (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and funding to meet its needs through the earlier of (i) the consummation of a Business Combination or (ii) the liquidation date of October 1, 2023. Over this time period, the Company will be using the funds held outside of the Trust Account to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

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

The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Investment income earned on marketable securities held in the Trust Account for the three months ended March 31, 2022 in the amount of $28,951 was reclassified from operating activities to investing activities within the condensed statement of Cash Flows. This reclassification did not impact any other financial statement line items.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of March 31, 2023 and December 31, 2022, there were no cash equivalents.

Marketable Securities Held in Trust Account

As of March 31, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Marketable securities are presented on the balance sheet at fair value at the end of the period. Gains and losses resulting from the change in fair value of these investments are included in investment income on marketable securities held in the Trust Account in the accompanying statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three-month periods ended March 31, 2023 and 2022, the Company recorded an accretion of $3,094,583 and $28,951, respectively, which was recorded in accumulated deficit.

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

The statements of operations include a presentation of income (loss) per Class A ordinary shares subject to possible redemption and Class A non-redeemable ordinary shares following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to Class A ordinary shares subject to possible redemption and Class A non-redeemable ordinary shares, the Company first considered the total income (loss) allocable to the different classes of shares. This is calculated using the total net income (loss) less any dividends paid and deemed dividends. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders based on ASC 480-10-S99-3A.

As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented.

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

The earnings (loss) per share presented in the statements of operations is based on the following:

	For the three-month period ended March 31, 2023		For the three-month period ended March 31, 2022
	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares	Class A ordinary shares subject to possible redemption	Class A non-redeemable ordinary shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(2,074,189)	$(70,342)	$34,695,795	$1,176,640
Accretion of temporary equity to redemption value	3,094,583	—	28,951	—
Allocation of net income (loss)	$1,020,394	(70,342)	$34,724,746	$1,176,640
Denominator:
Weighted-average shares outstanding	28,750,000	975,000	28,750,000	975,000
Basic and diluted net income (loss) per share	$0.04	$(0.07)	$1.21	$1.21

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

Note 5 — Related Party Transactions

Founder Shares

On June 17, 2021, the Sponsor paid $25,000 on behalf of the Company to cover Company expenses in consideration for 3,194,444 shares of Class B ordinary shares and 9,126,984 shares of Class L ordinary shares (“founder shares”). On September 10, 2021, the Company passed a special resolution to amend the authorized share capital of the Company to $50,000 divided into 464,000,000 Class A ordinary shares, 35,000,000 Class L ordinary shares and 1,000,000 preference shares by (i) redesignating the 6,805,556 unissued Class B ordinary shares into 6,805,556 Class L ordinary shares and (ii) converting into stock the 3,194,444 issued Class B ordinary shares and reconverting and redesignating into 3,194,444 Class L ordinary shares. On September 10, 2021, the securities subscription agreement was amended to provide for the issuance of an additional 417,858 Class L ordinary shares such that, in the aggregate, our sponsor owns 12,739,286 Class L ordinary shares. The number of Class L ordinary shares issued was determined based on the expectation that the Class L ordinary shares would represent 30% of the ordinary shares upon completion of the IPO.

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

Related Party Loans

In order to finance working capital deficiencies or transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares, at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. As of March 31, 2023 and December 31, 2022, the Company had no Working Capital Loans.

Additionally, on November 14, 2022, the Sponsor provided a commitment letter for funding of up to $800,000 to the Company (the “2022 Commitment Letter”), which was subsequently terminated on February 9, 2023 whereby the Sponsor provided a new commitment letter (the “February Commitment Letter”) for funding of up to the same dollar amount to the Company. On May 5, 2023, the February Commitment Letter was terminated and the Sponsor provided a new commitment letter for funding of up to $800,000 to the Company (the “Commitment Letter”) to be drawn, as needed, over the course of 13 months from the date of the Commitment Letter to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination.

Administrative Services Agreement

On October 1, 2021, the Company entered into an agreement that provides that, subsequent to the closing of the IPO and continuing until the earlier of the Company’s consummation of an initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial, due diligence and administrative services. For the three-month periods ended March 31, 2023 and 2022, the Company incurred $30,000 for each period, pursuant to this agreement which has been included in the general and administrative expenses in the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, no liability regarding this agreement was outstanding.

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

The following table presents a summary of the changes in the fair value of the Class L ordinary shares derivative liability as of March 31, 2023 and 2022:

Class L ordinary shares derivative liability
Fair value of Class L ordinary shares, December 31, 2022	$3,421,120
Changes in fair value during the period	1,710,592
Fair value of Class L ordinary shares, March 31, 2023	$5,131,712

Class L ordinary shares derivative liability
Fair value of Class L ordinary shares, December 31, 2021	$84,257,215
Changes in fair value during the period	(36,294,697)
Fair value of Class L ordinary shares, March 31, 2022	$47,962,518

The amounts of changes in the fair value on derivative instruments are reported in the statements of operations.

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$294,747,472	$—	$—	$294,747,472
Total Assets	$294,747,472	$—	$—	$294,747,472
Liabilities
Class L ordinary shares derivative liability	$—	$—	$5,131,712	$5,131,712
Total Liabilities	$—	$—	$5,131,712	$5,131,712

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$291,652,889	$—	$—	$291,652,889
Total Assets	$291,652,889	$—	$—	$291,652,889
Liabilities
Class L ordinary shares derivative liability	$—	$—	$3,421,120	$3,421,120
Total Liabilities	$—	$—	$3,421,120	$3,421,120

There were no transfers to and from Levels 1, 2 and 3 during the three-month period ended March 31, 2023 and the year ended December 31, 2022.

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

The key inputs into the Monte-Carlo simulation model for Class L ordinary shares derivative liability were as follows, as of March 31, 2023 and December 31, 2022:

Input	March 31, 2023	December 31, 2022
Risk-free interest rate	3.59%	3.98%
Expected term	5.25 years	5.50 years
Expected volatility	5.48%	5.27%
Stock price (1)	$9.92	$9.80
Dividend yield	0.0%	0.0%

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Class A ordinary shares to cover any over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On September 29, 2021, the underwriters exercised their over-allotment option in full.

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

Note 8 — Shareholders’ Equity (Deficit)

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, no preferred shares were issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 464,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 29,725,000 Class A ordinary shares issued and outstanding, 28,750,000 of which are classified as temporary equity.

Note 9 — General and administrative expenses

	For the three-month period ended March 31, 2023	For the three-month period ended March 31, 2022
Insurance	$214,594	$214,594
Other expenses	219,345	207,668
General and administrative expenses	$433,939	$422,262

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as those factors described in the section entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2022 on May 8, 2023, and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on May 27, 2021 under the laws of the Cayman Islands and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to effectuate our initial Business Combination (the “Business Combination”) using cash from the proceeds of our initial public offering (the “IPO”) and the cash from the private placement of the private placement shares (pursuant to the Private Placement Shares Purchase Agreement entered into in connection with the IPO) (the “Private Placement”), the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to the forward purchase agreement entered into in connection with the IPO (the “Forward Purchase Agreements”) or other forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), our capital stock, debt or a combination of cash, stock and debt.

The registration statement for our IPO was declared effective by the SEC on September 28, 2021. On October 1, 2021, we consummated our IPO of 28,750,000 Class A ordinary shares (the “Class A ordinary shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the IPO, we consummated the sale of 975,000 shares (the “Private Placement Shares”), at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000 that was received prior to the consummation of the IPO.

Transaction costs of the IPO amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. As of December 31, 2022 all four underwriters waived their entitlement to the deferred underwriting discounts and commissions.

Following the closing of the IPO, a total of $287,500,000 was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest to pay our taxes, none of the funds held in trust will be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, (ii) the redemption of our public shares if we are unable to complete our initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, and (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial Business Combination within 24 months from the IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

Business Combination

If we are unable to complete a Business Combination within 24 months from the closing of the IPO (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account (as defined below), including investment income on the funds held in the Trust Account (as defined below) and not previously released to us to pay our taxes (less up to $100,000 of investment income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

•may significantly dilute the equity interest of investors in the IPO;

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

Results of Operations

As of March 31, 2023, we had not commenced any operations nor generated any revenues. All activity for the period ended March 31, 2023 relates to our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of investment income on marketable securities held in the Trust Account (as defined below). We expect to incur increased expenses, as compared to the period before our IPO, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three-month period ended March 31, 2023, we had a net income of $950,052, consisting of $3,094,583 of investment income on marketable securities held in Trust Account partially offset by $1,710,592 of changes in the value of the Class L ordinary shares derivative liability and $433,939 of general and administrative expenses ($214,594 of which related to insurance expenses).

For the three-month period ended March 31, 2022, we had a net income of $35,901,386, consisting of changes in the value of the Class L ordinary shares derivative liability of $36,294,697 and $28,951 of investment income on marketable securities held in Trust Account partially offset by $422,262 of general and administrative expenses ($214,594 of which related to insurance expenses).

Liquidity and Capital Resources

On October 1, 2021, we consummated our IPO of 28,750,000 Class A ordinary shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 Class A ordinary shares at $10.00 per share, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the IPO, we consummated the sale of 975,000 Private Placement Shares, at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000.

Transaction costs of the IPO amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. As of December 31, 2022 all four underwriters waived their entitlement to the deferred underwriting discounts and commissions.

Upon closing of the IPO, a total of $287,500,000 was placed in the Trust Account. The proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

As of March 31, 2023 and December 31, 2022, we had cash outside our Trust Account of $407,814 and $669,889. All remaining cash from the IPO is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination.

As of March 31, 2023 and December 31, 2022 we had working capital of $290,443,091 and of $289,493,039 (not taking into account any tax obligations), respectively. As of March 31, 2023, the working capital calculation includes the investments held in the Trust Account as part of current assets and the Class L ordinary shares derivative liability as part of the current liabilities. The Company classified the investments held in the Trust Accounts as a current asset as the Company has less than 12 months from the balance sheet date to consummate an initial Business Combination, at which point, if the Company did not find a target, the Company would cease to exist, and the funds would be liquidated from the Trust Account. The Company classified the Class L ordinary shares derivative liability as current liability as the Company has less than 12 months from the balance sheet date to consummate an initial Business Combination, at which point, if the Company did not find a target, the Company would cease to exist, and the Class L ordinary shares derivative liability would not be converted.

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

In order to finance working capital deficiencies or transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to it in accordance with the Company’s amended and restated memorandum and articles of association. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into shares at the option of the lender, at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. Additionally, on November 14, 2022, the Sponsor provided a commitment letter for funding of up to $800,000 to the Company (the “2022 Commitment Letter”), which was subsequently terminated on February 9, 2023 whereby the Sponsor provided a new commitment letter (the “February Commitment Letter”) for funding of up to the same dollar amount to the Company. On May 5, 2023, the February Commitment Letter was terminated and the Sponsor provided a new commitment letter for funding of up to $800,000 to the Company (the “Commitment Letter”) to be drawn, as needed, over the course of 13 months from the date of the Commitment Letter to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination.

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

The following table presents our cash flows from operating activities for the following periods:

Net cash (used in) provided by:	For the three-month period ended March 31, 2023	For the three-month period ended March 31, 2022
Operating activities	$2,832,508	$(200,997)
Investing activities	(3,094,583)	(28,951)
Financing activities	—	—
Net change in cash	$(262,075)	$(229,948)

As of March 31, 2023, the net income of $950,052 was affected by a non-cash loss on the change in fair value of the Class L ordinary shares derivative liability of $1,710,592 and a net increase in operating assets and liabilities of $171,864. Net cash used in investing activities for the three-month period ended March 31, 2023, was $3,094,583, from the reinvestment of the investment income into Trust Account.

As of March 31, 2022, the net income of $35,901,386 was affected by a non-cash gain on the change in fair value of the Class L ordinary shares derivative liability of $36,294,697 and a net increase in operating assets and liabilities of $192,314. Net cash used in investing activities for three-month period ended March 31, 2022, was $28,951, from the reinvestment of the investment income into Trust Account.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the Class L ordinary shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans have registration rights that require us to register a sale of any of our securities held by them (in the case of the Class L ordinary shares, only after conversion to our Class A ordinary shares) pursuant to a registration rights agreement at the closing of the IPO (the “Registration Rights Agreement”). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

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

Forward Purchase Agreements

In connection with the IPO, we entered into the Forward Purchase Agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company 5,000,000 forward purchase shares (the “Forward Purchase Shares”), at a price of $10.00 per Forward Purchase Share, for an aggregate purchase price of $50,000,000 in a private placement to close substantially concurrently with the closing of an initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by public shareholders. The Class A ordinary shares issuable pursuant to the Forward Purchase Agreement will be identical to the Class A ordinary shares sold in the IPO, except that the Sponsor will have certain registration rights, as described herein, and the Class A ordinary shares will not be eligible for redemption in connection with an initial Business Combination.

Underwriting Agreement

Upon the closing of the IPO we paid $5,750,000 (accounting for the exercise of the underwriters’ over-allotment option in full) to the underwriters for underwriting discounts and commissions. Additionally, the underwriters were entitled to a deferred fee of $10,062,500 (accounting for the exercise of the underwriters’ over-allotment option in full), which would be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

As of December 31, 2022, all four underwriters of the IPO waived their entitlement to this deferred underwriting discounts and commissions.

Off-Balance Sheet Financing Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The inputs used as of March 31, 2023, were as follow: risk-free rate of 3.59%; expected term of 5.25 years; expected volatility of 5.48% and adjusted stock price of $9.92.

The inputs used as of December 31, 2022 were as follow: risk-free rate of 3.98%; expected term of 5.50 years; expected volatility of 5.27% and adjusted stock price of $9.80.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Remediation of Previously Disclosed Material Weaknesses

As previously reported in our Current Report on Form 8-K filed with the SEC on November 21, 2022, our management identified a material weakness in our internal control over financial reporting due to the improper determination of our Earnings Per Share as of September 30, 2021 and December 31, 2021, which is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the relevant period.

Since the fourth quarter of 2022, our management implemented our previously disclosed remediation plan which included expanding and improving our review process for complex securities and related accounting standards, enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications.

Our management completed the testing necessary to conclude that the material weakness was remediated as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 6, 2023, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2022 on May 8, 2023.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

We had immaterial exposure to one of the banks swept into receivership and the related funds were moved into an account at a different financial institution on March 9, 2023. We also continue to regularly assess our banking relationships and the location of the assets held in the Trust Account as we believe necessary or appropriate. However, our access to funding sources and other credit arrangements could be significantly impaired by factors that affect the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 1, 2021, we consummated our IPO of 28,750,000 shares, which includes the exercise in full of the underwriters’ option to purchase an additional 3,750,000 shares at $10.00 per share. Simultaneously with the consummation of the IPO, the Company consummated the sale of 975,000 Private Placement Shares, at a price of $10.00 per share, generating aggregate gross proceeds to the Company of $9,750,000.

The securities sold in our IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-259473). The SEC declared the registration statement effective on September 28, 2021.

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

Of the gross proceeds received from the IPO and the sale of Private Placement Shares, $287,500,000 was placed in the Trust Account.

Transaction costs of the IPO amounted to $16,709,861 consisting of $5,750,000 of underwriting discounts and commissions, $10,062,500 of deferred underwriting discounts and commissions, and $897,361 of other offering costs. As of December 31, 2022, all four underwriters of the IPO waived their entitlement to this deferred underwriting discounts and commissions.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELI KASZEK PRIONEER CORP

Date: May 10, 2023	By:	/s/ Hernan Kazah
	Name:	Hernan Kazah
	Title:	Co-Chief Executive Officer

Date: May 10, 2023	By:	/s/ Pedro Arnt
	Name:	Pedro Arnt
	Title:	Co-Chief Executive Officer